Form 10-Q
period 1997-05-31
KNUSAGA CORP
filed 1997-08-11
CIK 225544

                       SECURITIES ANS EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 1997

                         Commission File Number 0-7795

                              KNUSAGA CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   62-1004034
                    (I.R.S. Employer Identification Number)

                                3578 S. VAN DYKE
                               ALMONT, MI. 48803
               (Address of principal executive offices Zip Code)

         Registrant's telephone number, include area code: 810/798-8567




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sectioin 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                                  YES   X   NO

         Shares of Common Stock Par Value $.01, outstanding: 7,000,000.

RESULTS OF OPERATIONS

        Net sales increased 10% in the third quarter of 1997, up $200,000 over the third quarter of 1996. For the first nine months, net sales were $7 million or 12% higher than the same period in 1996. The majority of the sales increase is due to increased production and tubing requirements of our customer, Ford Truck Division, Louisville, Kentucky. There are no increases in net sales for this period due to selling price increases. The reason being is that the automotive-truck industry does not allow price increases on parts once placed in production.
        Gross profits from operations increased to 26.5% of sales during the quarter ending May 31, 1997, as compared to the year earlier period of 9.8%. This positive result is primarily due to a reduction of raw material cost and, secondarily, to increased direct labor efficiency.
        Selling and administrative expenses increased to 11.5% of sales during the quarter ending May 31, 1997, as compared to the year earlier period of 7.2%. The nine month comparison is 10.0% for May 31, 1997, and 8.6% for May, 1996. The increased dollar amount of $180,000 is due to increased personnel ($110,000), professional services ($35,000), and taxes ($35,000). Also, during the quarter, Chrysler Corp. issued a check to us in the amount of $350,000 (recorded under Misc. Income) in final payment of all expenses incurred because Knusaga Corp. is no longer a supplier of seats for the van line. This discontinuance of production occurred in the spring of 1995.
        Net income increased to a positive $454,000 in the quarter as compared to $6,000 during the same period during 1996. The nine month period produced net income of $622,000 as compared to a loss of $145,000 for the previous year. The significant improvement in net income is the result of stable margins on improved sales and the reduction of material cost and other expenses.

LIQUIDITY AND SOURCES OF CAPITAL

        The company's net cash flow position for the nine months ending May 31, 1997, generated $752,000 of cash from operating activities as compared to a $96,000 decrease for the same period a year ago.

        During this period, we purchased $125,000 of equipment, decreased our long-term notes $203,000, and reduced our short-term line of credit $420,000, resulting in an ending cash balance of $38,241. The Company expects that available cash and existing short-term lines of credit will be sufficient to meet normal operating requirements over the near term.

CONTINGENT MATTERS

        There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                             KNUSAGA CORPORATION
                          BALANCE SHEET (UNAUDITED)
                                 MAY 31, 1997




ASSETS                                                             MAY 31, 1997
CASH                                                                    $38,241
ACCOUNTS RECEIVABLE                                                  $1,371,628
ACCOUNTS RECEIVABLE - OTHER                                             $62,600
INVENTORIES                                                            $505,248
PREPAID EXPENSE                                                         $70,248
                                                                     ----------

        TOTAL CURRENT ASSETS                                         $2,047,965

NET PROPERTY, PLANT AND EQUIPMENT                                    $2,068,097

OTHER ASSETS                                                            $40,424
                                                                     ----------

        TOTAL ASSETS                                                 $4,156,486

LIABILITIES

ACCOUNTS PAYABLE                                                       $728,134
NOTES PAYABLE                                                          $413,847
ACCRUED LIABILITIES                                                    $329,634
                                                                     ----------

        TOTAL CURRENT LIABILITIES                                    $1,471,615

LONG TERM DEBT                                                       $1,708,383
                                                                     ----------

        TOTAL LIABILITIES                                            $3,179,998


STOCKHOLDERS EQUITY (DEFICIENCY)

Common stock, par value $.01 per share
authorized 7,000,000 shares issued and
outstanding.                                                            $70,000

Preferred stock, par value $.01 per share
authorized 500,000 shares, issued and
outstanding 175,000 of Class A $1.00
stated value, 4% non-cumlative, non-
voting.                                                                $175,000

ADDITIONAL PAID-IN CAPITAL                                             $366,365

RETAINED EARNINGS                                                      $365,123
                                                                     ----------

        TOTAL STOCKHOLDERS EQUITY                                      $976,488
                                                                     ----------

                TOTAL LIABILITIES AND
                STOCKHOLDERS EQUITY                                  $4,156,486


                             KNUSAGA CORPORATION
                      STATEMENT OF CASH FLOW (UNAUDITED)
                              NINE MONTHS ENDED
                        MAY 31, 1997 AND MAY 31, 1996


                                                                (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                    MAY 31, 1997          MAY 31, 1996
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) Before extraordinary items            $622,448                ($145,026)
NONCASH EXPENSE INCLUDED IN NET INCOME
    DEPRECIATION                                        $155,287                 $140,313

(INCREASE) DECREASE IN:
    ACCOUNTS RECEIVABLE                                ($329,258)                 $33,513
    INVENTORIES                                             $953                  $16,108
    PREPAID EXPENSES                                     $41,790                 ($17,102)
    OTHER ASSETS                                         $61,010                 ($18,430)

INCREASE (DECREASE) IN:
    ACCOUNTS PAYABLE                                     $58,927                 ($91,172)
    ACCRUED LIABILITIES                                 $141,256                 ($13,930)
                                                     ------------            -------------

    NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                                $752,413                 ($95,726)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                 ($125,442)               ($346,064)
                                                     ------------            -------------
    NET CASH PROVIDED BY (USED FOR)                     $626,971                ($441,790)
    BEFORE INVESTING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
    SHORT-TERM                                         ($420,000)                $322,000
    LONG-TERM                                          ($202,750)                 $30,256
                                                     ------------            -------------
    NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                               ($622,750)                $352,256

INCREASE (DECREASE) IN CASH                               $4,221                 ($89,534)
BALANCE AT BEGINNING OF PERIOD                           $34,020                  $98,402

BALANCE AT END OF PERIOD                                 $38,241                   $8,868


                             KNUSAGA CORPORATION
                       STATEMENT OF INCOME (UNAUDITED)
                              THREE MONTHS ENDED
                         MAY 31, 1997 AND MAY 31, 1996



                                                (UNAUDITED)                                     (UNAUDITED)
                                             THREE MONTHS ENDED                              NINE MONTHS ENDED
                                    MAY 31, 1997          MAY 31, 1996                 MAY 31, 1997       MAY 31, 1996
NET SALES                           $ 2,488,274            $ 2,263,297                 $ 6,999,126         $ 6,277,542

COST OF GOODS SOLD                  $ 1,828,113            $ 2,042,301                 $ 5,563,302         $ 5,801,260
                                    -----------            -----------                 -----------         -----------
     GROSS PROFIT                     $ 660,161              $ 220,996                 $ 1,435,824           $ 476,282

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES               $ 287,162              $ 162,246                   $ 697,995           $ 538,173

MISC INCOME (EXPENSE)                 $ 320,522               ($52,788)                  $ 205,156           ($143,952)
                                    -----------            -----------                 -----------         -----------

      INCOME (LOSS) BEFORE TAXES      $ 693,521                 $5,962                   $ 942,985           ($205,843)

PROVISION FOR FEDERAL INCOME TAXES    $ 239,835                                          $ 320,535            ($60,817)
                                    -----------            -----------                 -----------         -----------

NET INCOME BEFORE EXTRAORDINARY
ITEMS                                 $ 453,686                 $5,962                   $ 622,450           ($145,026)


EXTRAORDINARY ITEMS:

     TAX BENEFIT OF OPERATING LOSS
     CARRYFORWARD
                                    -----------            -----------                 -----------         -----------

     NET INCOME                       $ 453,686                 $5,962                   $ 622,450           ($145,026)

PER SHARE OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS:

     NET INCOME (LOSS) PER SHARE           0.07                   0.01                        0.09               (0.02)

     CASH DIVIDENDS                        NONE                   NONE                        NONE                NONE

AVERAGE OUTSTANDING SHARES            7,000,000              7,000,000                   7,000,000           7,000,000


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR A FAIR PRESENTATION

                              INDEX TO EXHIBITS



EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

    27                                                  Financial Data Schedule