Form 10-K/A
period 1996-08-31
KNUSAGA CORP
filed 1997-11-26
CIK 225544

                                                              Second Submission
                                                Revision Date:  November 3, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment - 1
                                     to
                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 1996 Commission File No. 0-7795

                               KNUSAGA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       DELAWARE                                             62-1004034
------------------------------------------        ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)


                    3578 S. Van Dyke, Almont, Michigan 48003
--------------------------------------------------------------------------------
              (Address of Principal Executive Office and Zip Code)

Registrant's telephone number, including area code: (810) 798-2402 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

Number of shares outstanding as of August 31, 1996:  7,000,000

Market value of shares held by non-affiliates not available due to lack of market for stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X        No
                                ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

       Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 1996, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry. During said fiscal year, Registrant shipped some 800 different parts which consisted of various air intake, exhaust and radiator tubes for medium and large over-theroad trucks. Registrant acquired this line of business on September 1, 1994, from a group of Registrant's shareholders through an issuance of 2,601,753 shares of its common stock for all of the issued and outstanding stock of Hydraulic Tubes and Fittings, Inc., a closely held Michigan corporation, followed by a merger of Hydraulic Tubes and Fittings, Inc., into Registrant. At the time of said acquisition, the shareholders of Hydraulic Tubes and Fittings, Inc., collectively owned 91.26% of the issued and outstanding common stock of Registrant. Following said acquisition, said shareholder's ownership of Registrant's common stock increased to 94.51%.

       In January of 1995, Registrant discontinued its business of selling a seat unit that was convertible into a bed suitable for use in full size automotive vans as a result of the loss of its business with Chrysler Corporation ("Chrysler"), which was its sole original equipment customer for said item. The convertible seat unit consisted of two bench seats plus a collapsible dinette table, and the bench seats were convertible so that in addition to a forward position they could be adjusted for use as a bed, lounge, or dinette set.

       Registrant had also previously sold a seat unit convertible to a bed for use in mini vans. The unit consisted of a single seat unit which folded out to a bed by moving one handle. The Registrant replaced this convertible seat unit for use in mini vans, which it has supplied to Chrysler since 1985, with a new design starting in the 1992 model year. During the 1992 through 1994 model years. Registrant supplied its new mini van convertible seat unit to Magna International Company ("Magna"), who completed the trim on each such unit and then supplied the finished product directly to Chrysler. Registrant's sale of this mini van convertible seat ended in June of 1994 with the end of Chrysler's 1994 mini van model year production.

       During its fiscal year ended August 31, 1995, Registrant also received royalty payments totaling $128,290 from Magna for a component (a seat riser) which Magna produced and supplied to Chrysler under a patent licensed from the Registrant, beginning with the 1992 model year. The royalty payments from Magna for the use of the patent ended in May of 1995 as a result of Chrysler's introduction of its redesigned mini vans.

       The principal customer for Registrant's air intake, exhaust and radiator tubes is Ford Motor Company ("Ford"), which accounted for 84% of Registrant's sales for said products during its fiscal year ended August 31, 1996. Of those sales, 73% were for parts to be used as original equipment on flat bed, stake and semi tractor trucks and 11% were for parts to be used as replacement parts. Registrant's second biggest customer is Nova Bus, which accounted for 10% of Registrant's sales for said products during said fiscal year.

      Service Steel, Michigan Extrude Aluminum and United Industries are Registrant's three largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which for purchases from Michigan Extrude Aluminum and United Industries are generally for six to eight week projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.

       The Registrant is a tier one supplier to Ford and deals with Ford on a just-in-time inventory basis, that is, the Registrant ships daily to Ford's schedule. Ford gives the Registrant a rolling ten to fifteen working day firm shipping schedule.

      Ford and Registrant's other customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, Ford's purchase orders and the purchase orders of

Registrant's other customers represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.

       Registrant's firm order backlog is just ten to fifteen working days.

       There are several competitors in the truck metal tube fabricating business, with Northern Tube being Registrant's major competitor for Ford's medium and large over-the-road truck tube business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

       Research and development ("R&D") expenditures were made to Travel Products, the patent holder of the Registrant's discontinued automotive seat products. Originally the Registrant paid Travel Products a 3% royalty, but for the past several years the Registrant has been paying Travel Products a $7,500 per month fee for R&D work with adjustments for extra work. R&D expenditures for the last three fiscal years were $75,000 in 1996, $75,000 in 1995, and $-0- in 1994.
       The Registrant has one hundred employees.

       The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks other than the patent relating to the seat riser discussed above. This patent expires in September, 2006.

Item 2. DESCRIPTION OF PROPERTIES

       The Registrant owns a manufacturing building with attached office space and an attached warehouse located on 10 acres of land at 3578 South Van Dyke Road, Almont, Michigan. Registrant had previously been leasing office space in said facility from Hydraulic Tubes and Fittings, Inc., and acquired ownership of the entire facility when Hydraulic Tubes and Fittings, Inc., was merged into the Registrant.

       Registrant owns certain fabricating equipment, which is used for the fabrication of steel, aluminum, and copper tubes.

Item 3.  LEGAL PROCEEDINGS

       Registrant is not currently involved in any pending material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.





                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SECURITY HOLDING MATTERS

     5 (a) The principal market for the Registrant's common stock is the over-the-counter market. Due to the infrequent trading of Registrant's stock, no quotations are available.

     5 (b) As of August 31, 1996, there were approximately 1,592 shareholders of Registrant's common stock.

     5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, convenants to loan agreements or other obligations to third parties with regard to dividend payments.

Item 6.  SELECTED FINANCIAL DATA.


                                                                                                      KNUSAGA CORPORATION
                                                                                      D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                                          FIVE YEAR SUMMARY OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------

                                                        -----------------------------------------------------------------
                                                           1992           1993          1994        1995           1996
From Operations                                         -----------------------------------------------------------------
     Net Sales                                          $1,096,129   $ 1,182,305    $1,499,548   $9,566,217   $ 8,177,943
     Other Income, Net                                     288,925       268,947       377,420       17,703         5,538
     Unusual or Nonrecurring Items                              -0-           -0-           -0-          -0-           -0-
     Cost of Sales                                         994,306     1,078,288     1,289,321    8,092,147     7,342,353
     Selling, General & Administrative Expenses            161,884       464,292       324,124      843,211       671,457
     Interest Expense                                       64,336        57,872        44,873      157,065       196,346
     Income Taxes                                           47,500            -0-      107,000      124,846       (27,733)
     Income (Loss) From Continuing Operations              164,528      (149,200)      111,650      366,651         1,058

Income (Loss) Before Extraordinary Items                   117,028      (149,200)      111,650      349,417         1,058
Extraordinary Items                                         47,500            -0-      107,000       24,555            -0-
Net Income (Loss) Applicable to Common Stock               164,528      (149,200)      218,650      373,968         1,058

Per Share of Common Stock:
     Income (Loss) Before Extraordinary Item                   .03      (    .03)          .03          .05           .00
     Extraordinary Item                                        .01           .00           .02          .00           .00
                                                        -----------------------------------------------------------------
     Net Income (Loss)                                  $      .04   $(      .03)   $      .05   $      .05   $       .00
                                                        =================================================================
Dividends Per Share Declared on Common Stock (1)                -0-           -0-           -0-          -0-           -0-
Average Number of Common and Common Equivalent
     Shares Used in Determining per Share Amounts (2)    4,573,247     4,573,247     4,573,247    7,175,000     7,175,000



 (1) The Company has not paid dividends on its outstanding common stock nor Class A preferred stock during the past five years.

 (2) Income (Loss) per share has been calculated based on weighted average shares outstanding. The 4% preferred stock is a common stock equivalent.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       7(a) Net sales for the fiscal year ended August 31, 1996, decreased by $1,388,274, or 14.5% from the year ended August 31, 1995, which sales had increased by $8,066,669, or 537.9% from the prior fiscal year. The decrease in sales for fiscal year 1996 was a result of a decline in the number of heavy duty trucks manufactured by Registrant's customers. The increase in sales for fiscal year ended 1995 from the previous year was a result of Registrant's discontinuance of its van seat production business and entry into the business of fabricating metal tubes for the truck industry through the acquisition of and merger into Registrant of Hydraulic Tubes and Fittings, Inc.

       Cost of goods sold for sales in fiscal year 1996 increased to 89.8% as a percentage of sales as compared to 84.6% in the fiscal year 1995, and 86% in fiscal year 1994 due to a decline in sales volume with the same fixed costs. Selling, general, and administrative expenses in fiscal year 1996 decreased by $171,754, and decreased as a percentage of sales to 8.2% as compared to 8.8% in fiscal year 1995 and 21.6% in 1994. This decrease in expenses is due to the decline in sales for 1996. Expenses that decreased were officers' salaries $106,947, Single Business Tax $82,388, Legal and Professional $30,049, and expenses that increased were travel expense $13,885, temporary help $8,147, property taxes $6,596, depreciation $6,350, computer operation expense $5,425, holiday pay $4,449, and agent fees $3,649. The Registrant's income of $1,058 in fiscal year of 1996 compared to income of $373,968 in fiscal year 1995 is due to the decline in sales for 1996.

       Ford the year ended August 31, 1996, Ford sales of $6,869,000 amounted to 84% of total sales. This trend is expected to continue in the future.

       7(b) Liquidity and Capital Resources. The Registrant's working capital position improved in fiscal year 1996 to a positive $90,843 on August 31, 1996, from a working capital position of a negative $602,297 on August 31, 1995, and a positive $56,971 on August 31, 1994. The increase in working capital for fiscal 1996 is largely the result of increases in deposits of $50,240 and notes receivable of $50,955, and decreases in accounts payable trade of $141,154, accounts payable - other of $46,757, accrued expenses of $329,887, and loans payable of $72,154.

       A loan payable to Michigan National Bank matured in October of 1994 at which time the remaining principle was refinanced into two term loans with maturity dates of October 1998 and October 2001, bearing interest at 1% over the lender's prime rate and secured by all assets of the Registrant. At August 31, 1996, the outstanding principal balance of both notes was $624,872 and the applicable interest rate was 9.25%.

       A third loan payable to Michigan Bank was created on December 6, 1995, to finance equipment purchases. Said loan has a maturity date of December 6, 2000, bears interest at 1% over the lender's prime rate and is secured by all assets of Registrant. At August 31, 1996, the outstanding principal balance was $173,333 and the applicable interest rate was 9.25%.

       Registrant has a line of credit with Michigan National Bank with interest payable in monthly installments at 1% over said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January of 1997. At August 31, 1996, the outstanding balance was $592,000 and the applicable interest rate was 9.25%.

       The Registrant does not have any material commitment for capital expenditures in the current year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The following statements are enclosed as part of this report on Form 10K.

                   8(a)  Financial Statements:

                         (1) For the Fiscal Year Ended
                             August 31, 1996, 1995, and
                             1994

                         Accountant's Opinion.

                          Balance Sheet for the year ended August 31, 1996 and 1995

                          Statement of Income for the year ended August 31, 1996, 1995, and 1994

                          Statement of Changes in Stockholders' Equity and Accumulated Deficit for the year ended August 31, 1996, 1995, and 1994

                          Statement of Cash Flows for the year ended August 31, 1996, 1995, and 1994

                          Notes to Financial Statements.

                   8(b)  Financial Statement Schedules:

                          (1) Independent Auditor's Report on Supplementary
                              Information.

                          (2) Supplementary Schedule of Fixed Assets for the
                              years ending August 31, 1995 and 1994.

                          (3) Supplementary Schedule of Accumulated Depreciation
                              for the years ending August 31, 1996, 1995, and 1994.

                          (4) Indebtedness to related parties for years ending
                              August 31, 1996, 1995, and 1994.

                          (5) Supplementary Income Statement Information for
                              years ending August 31, 1996 and 1995.

                          (6) Five Year Summary of Operations for years ending
                              August 31, 1992, 1993, 1994, 1995, and 1996.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         No response required.

                                    PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     NAME                AGE                           POSITION
     ----                ---                           --------

Semon E. Knudsen          84                Director/Chairman of the Board
James G. Musser, Jr.      61                      Director/President
Jerry D. Luptak           74              Director/Vice President Finance and
                                                    General Counsel
Harold Beznos             58                 Director/Secretary-Treasurer
J. Ted Beebe              66                   Executive Vice President


       The directors were elected in March, 1978 at the annual stockholders meeting to serve until their successors are duly elected and qualified. Because Registrant has not had another stockholders meeting, the directors have continued to act in their present capacities as directors of Registrant. The officers were appointed by the Board of Directors by Unanimous Written Consent dated March 1, 1990.

       The following outlines the past and present occupations and business experience of the executive officers of the Registrant.

               MR. KNUDSEN is, and has been, a Director and Chairman of the Board of the Registrant since September 1, 1977. Mr. Knudsen is also a director of First National Bank of Palm Beach.

               MR. MUSSER is, and has been, a Director and President of the Registrant since September 1, 1977. He devotes 100% of his time per month to the business affairs of the Registrant.

               MR. LUPTAK has served in his present capacities with the Registrant since September 1, 1977. Currently, and for more than five years, he has been Chairman of the Board and Chief Executive Officer (formerly President) of Armada Corporation, a manufacturer of metal alloys, and has been actively engaged in real estate development including multifamily residential, single family residential, retail and office buildings. He devotes approximately ____% of his time per month to the business affairs of the Registrant.

               MR. BEZNOS has served in his present capacities with the Registrant since September 1, 1977. Currently, and for more than five years, he has been actively engaged in real estate development including multifamily, residential, single family residential, retail and office buildings. He devotes approximately ____% of his time per month to the business affairs of the Registrant.

               MR. BEEBE has been the Executive Vice President of the Registrant since November, 1979. He devotes 8 days per month to the business affairs of the Registrant.


Items 11
and 13.       MANAGEMENT REMUNERATIONS AND CERTAIN RELATIONSHIPS
              AND RELATED TRANSACTIONS.

       In the fiscal year ended August 31, 1996, Mr. Musser was paid $92,079 in salary and Mr. Beebe was paid $43,317 in salary. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 1996, and none is anticipated in the fiscal year ending August 31, 1997.

       Messrs. Beznos, Knudsen, Luptak, and Musser have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a noted bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 1996, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, it assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Knudsen, and Luptak bearing an annual interest rate of 12% and having a combined unpaid principal balance at August 31, 1996, of $141,417.

       In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 1996, was $50,000 each. The beneficiaries of each trust are beneficial shareholders of the Registrant and are related to certain officers and directors of the Registrants.

 Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.

      12(a)

 Title                                                         Amount and Nature of
  of                  Name and Address of                        Beneficial Owner
 Class                    Beneficial                                  Owner             % of Class
------                -------------------                      --------------------     ----------

Common                James G. Musser, Jr. (1)                 726,520 shares              10.4%
 Stock                7475 Pinehurst Circle                    Direct
                      Birmingham, MI  48010

Common                Lorraine A. Musser  (1)                  722,617 shares              10.3%
 Stock                7475 Pinehurst Circle                    Direct
                      Birmingham, MI  48010

Common                Leslie, Samuel and Lauren Beznos         1,449,137 shares            20.7%
 Stock                (2)                                      trust beneficiary
                      31731 Northwestern Hwy.
                      Farmington Hills, MI 48334

Common                Paola M. Luptak (3)                      1,463,109 shares            20.9%
 Stock                19115 Fox Landing Drive                  Direct
                      Boca Raton, Florida 33434

Common                K. Peter Knudsen (4)                     562,402 shares              8.0%
 Stock                29757 Somerset Drive                     trust beneficiary
                      Perrysburg, Ohio 43551

Common                J. Ted Beebe                             805,205 shares              11.5%
 Stock                22515 Sunnydale                          Direct
                      St. Clair Shores, MI  48081

Common                Jerry D. Luptak (3)                      1,463,109 shares            20.9%
 Stock                19115 Fox Landing Drive                  Indirect
                      Boca Raton, Florida 33434

Common                Harold Beznos (2)                        1,449,137 shares            20.7%
 Stock                317313 Northwestern Hwy.                 Indirect
                      Farmington Hills, MI  48334

Common                Semon E. Knudsen (4) (5)                 1,449,137 shares            20.7%
 Stock                1965 N. Woodward Ave.                    Indirect
                      Bloomfield Hills, MI  48304


(1)    Lorraine A. Musser is the wife of James G. Musser, Jr.

       (2) These shares are held in an irrevocable trust with Frieda Applebaum as Trustee with voting and investment power for the benefit of Leslie Beznos, Samual Beznos and Lauren Beznos, who are the daughter, son and niece, respectively, of Harold Beznos, a director and officer of the Registrant.

       (3) Paola M. Luptak is the daughter of Jerry D. Luptak, a director and officer of the Registrant.

       (4) These shares are held in a revocable trust with the NBD Bank of Detroit, Michigan, as Trustee with voting and investment power for the benefit of K. Peter Knudsen. Mr. Knudsen is the son of Semon
              E. Knudsen, a director and officer of the Registrant.

       (5) Judith K. Christie, Lisa K. Flint, and Kristina K. Gregg directly own 295,245, 295,245, and 296,245 shares of common stock, respectively, and are daughters of Semon E. Knudsen, a director and officer of the Registrant.

       12(b) No shares of common stock of the Registrant are owned by any officers and directors of the Registrant, except Mr. James G. Musser, Jr. and Mr. J. Ted Beebe as listed in Item 12(a) above.

 As a group, the officers and directors directly and indirectly own 6,615,725 shares of Registrant's common stock, representing 94.5% of all outstanding common stock.

                                    PART IV.

 Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      14(a)  Financial Statements:

                    (1) For Fiscal Years Ended August 31, 1996 and 1995.

                        Accountant's Opinion for the year ended August 31, 1996, 1995, and 1994.

                        Balance Sheet for the year ended August 31, 1996 and 1995.

                        Statement of Income for the year ended August 31, 1996, 1995, and 1994.

                        Statement of Cash Flows for the year ended August 31, 1996, 1995, and 1994.

                        Notes to Financial Statements for the year ended August 31, 1996.

                  14(b) Reports on Form 8-K Filed during
                        this Quarter:

                        None.

                  14(c) Exhibits.

                        None.


                  14(d) Financial Statement Schedules:

                     (1) Schedule IV - Indebtedness of and to Related Parties
                         for the Years Ended August 31, 1996, 1995, and 1994.

                     (2) Fixed Assets and Accumulated Depreciation for the Years
                         Ended August 31, 1996, 1995, and 1994.

                     (3) Schedule X - Supplementary Income Statement Information
                         for the Years Ended August 31, 1996 and 1995.

                     (4) Five Year Statement of Stockholders' Equity for years
                         ending August 31, 1992, 1993, 1994, 1995, and 1996.

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           KNUSAGA CORPORATION



                                           By:       Jerry Luptak
                                              ------------------------------
                                                     Vice President


                                           Dated:   February 25, 1997
                                                 ----------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:    Semon E. Knudsen                             Date:    February 25, 1997
       ----------------------------------                 ---------------------
       Director
       Chairman of the Board


By:    James G. Musser                              Date:    February 25, 1997
       ----------------------------------                 ---------------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                              Date:    February 25, 1997
       ----------------------------------                 ---------------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)



By:    Harold Beznos                                Date:    February 25, 1997
       ----------------------------------                 ---------------------
       Director Secretary-Treasurer


By:    J. Ted Beebe                                 Date:    February 25, 1997
       ----------------------------------                 ---------------------
       Executive Vice President

                               KNUSAGA CORPORATION
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                         AUGUST 31, 1996, 1995, AND 1994

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS


================================================================================




================================================================================
                                TABLE OF CONTENTS

                                                                           PAGE

Independent Auditors' Report..............................................    20

Balance Sheet............................................................. 21-22

Statement of Income.......................................................    23

Statement of Stockholders' Equity.........................................    24

Statement of Cash Flows...................................................    25

Notes to Financial Statements............................................. 26-40

Supplementary Information:

  Independent Auditors' Report on Supplementary Information...............    42

  Supplementary Schedules of Fixed Assets................................. 43-44

  Supplementary Schedules of Accumulated Depreciation..................... 45-46

  Indebtedness to Related Parties......................................... 47-48

  Supplementary Income Statement Information.............................. 49-50

  Five Year Summary of Operations.........................................    51

================================================================================

                       [FREEDMAN & GOLDBERG LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying balance sheets of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1996 and 1995 and the related statement of income, stockholder's equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as explained in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We did not audit the statements of income, stockholders' equity, and cash flows of Hydraulic Tubes and Fittings, Inc. for the year ended August 31, 1994 (prior to its acquisition by Knusaga Corporation) which are included in the 1994 financial statements. Income of Hydraulic Tubes and Fittings, Inc. included in the statement of income for the year ended August 31, 1994 was $171,448.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the results of operation and its cash flows of Knusaga Corporation for the year ended August 31, 1994.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 17 to the financial statements, the Company's 1996 financial statements have been reissued to present the Company on a comparative basis with prior years. Additional footnotes have been added which were omitted in our report dated November 6, 1996.

Respectfully,


Freedman & Goldberg
Certified Public Accountants
Farmington Hills, Michigan
November 6, 1996, except for note 17, as to which the date is October 6, 1997

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================


                                                  AS OF AUGUST 31, 1996 AND 1995



                                    ASSETS

                                                                                  1996           1995
Current Assets
     Cash                                                                    $   34,020     $   98,402
     Accounts Receivable - Trade, Net of Allowance for Doubtful Accounts
        of $-0-                                                               1,053,176      1,246,241
     Accounts Receivable - Other                                                    -0-         20,000
     Notes Receivable                                                            50,955            -0-
     Accrued Interest Receivable                                                    839            -0-
     Inventories                                                                506,203        578,712
     Prepaid Expenses                                                           181,134        130,066
------------------------------------------------------------------------------------------------------
     Total Current Assets                                                     1,826,327      2,073,421
------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                   2,097,937      1,874,680
------------------------------------------------------------------------------------------------------
Other Assets
     Deposits                                                                     5,575         20,710
     Assets Held for Resale                                                      27,663         27,283
------------------------------------------------------------------------------------------------------
     Total Other Assets                                                          33,238         47,993
------------------------------------------------------------------------------------------------------
         Total Assets                                                        $3,957,502     $3,996,094
======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                  BALANCE SHEET
================================================================================


                                                  AS OF AUGUST 31, 1996 AND 1995




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    1996             1995
Current Liabilities                                                            ----------------------------
     Accounts Payable - Trade                                                  $   619,952      $   761,105
     Current Maturities of Long-Term Debt                                          877,737          907,893
     Accrued Expenses                                                              237,796        1,166,720
-----------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                   1,735,485        2,835,718
-----------------------------------------------------------------------------------------------------------
Other Liabilities
     Accrued Expenses - Non current                                                853,612              -0-
     Long-Term Debt - Less Current Maturities                                    1,014,367          807,396
-----------------------------------------------------------------------------------------------------------
     Total Other Liabilities                                                     1,867,979          807,396
-----------------------------------------------------------------------------------------------------------
         Total Liabilities                                                       3,603,464        3,643,114
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized,
        7,000,000, 7,000,000, and 4,398,247, respectively, Shares Issued and Outstanding
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each Share             70,000           70,000
        Convertible into One Share of Common Stock, Par Value $.01, Stated
        Value $1.00, 500,000 Shares Authorized, 175,000 Shares Issued and
        Outstanding
     Additional Paid-In Capital
     Accumulated Deficit                                                           175,000          175,000
                                                                                   366,365          366,365
                                                                                  (257,327)        (258,385)
-----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                    354,038          352,980
-----------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity
              (Deficit)                                                        $ 3,957,502      $ 3,996,094
===========================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                            STATEMENT OF INCOME
===============================================================================


                             FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994



                                                                                                                      1994 Restated
                                                                                                     1995 Restated        (Note
                                                                                         1996          (Note 17)        14 and 17)
                                                                                    ------------------------------------------------
  Sales, Net                                                                        $ 8,177,943      $ 9,566,217      $ 8,554,602
  Cost of Sales                                                                       7,342,353        8,092,147        7,493,206
  ----------------------------------------------------------------------------------------------------------------------------------
  Gross Profit                                                                          835,590        1,474,070        1,061,396
  Selling, General and Administrative Expenses
  ----------------------------------------------------------------------------------------------------------------------------------
  Operating Income                                                                      164,133          630,859          281,521
  ----------------------------------------------------------------------------------------------------------------------------------
  Other Income (Expense)
     Interest Income                                                                        839               -0-              -0-
     Interest Expense                                                                  (196,346)        (157,065)        (132,920)
     Miscellaneous Income                                                                 3,738           13,516           22,957
     Gain on Sale of Asset                                                                  961            4,187               -0-
  ----------------------------------------------------------------------------------------------------------------------------------
         Total Other Income (Expense)                                                  (190,808)        (139,362)        (109,963)
  ----------------------------------------------------------------------------------------------------------------------------------
  Income Before Income Taxes                                                            (26,675)         491,497          171,558
  Income Taxes (Refundable)                                                             (27,733)          77,646              110
  ----------------------------------------------------------------------------------------------------------------------------------
  Net Income From Continuing Operations
                                                                                          1,058          413,851          171,448
  Discontinued Operations:
       Income (Loss) from operations of van seat production disposed of (net of income tax benefit of $-0-, $8,900, and $-0-, respectively)
                                                                                             -0-         (17,234)          50,351
  ----------------------------------------------------------------------------------------------------------------------------------
  Net Income Before Extraordinary Items
  Extraordinary Items:                                                                    1,058          396,617          221,799
       Loss of disposal of equipment for van seat
     production (net of income tax benefit of $0,
     $11,600 and $0, respectively)
                                                                                             -0-         (22,649)              -0-
  ----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                        $     1,058      $   373,968      $   221,799
  ==================================================================================================================================


  Net Income Per Share                                                              $        -0-     $       .05      $       .02
  ==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                              STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

                             FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994



                                                                  Additional
                                          Common     Preferred      Paid-In    Accumulate
                                           Stock       Stock       Capital       Deficit
                                         -----------------------------------------------

Balance, September 1, 1993               $43,982     $175,000     $242,384     $(796,226)

Adjustment in Connection with
   Pooling of Interests (Note 14)         26,018          -0-      123,981       (57,926)
----------------------------------------------------------------------------------------
Balance, September 1, 1993, as            70,000      175,000      366,365      (854,152)
   Restated

Net Income for the Year Ended August
   31, 1994                                  -0-          -0-          -0-       221,799
----------------------------------------------------------------------------------------
Balance, September 1, 1994, as            70,000      175,000      366,365      (632,353)
   Restated

Net Income For the Year Ended August
   31, 1995                                  -0-          -0-          -0-       373,968
----------------------------------------------------------------------------------------
Balance, August 31, 1995                  70,000      175,000      366,365      (258,385)
----------------------------------------------------------------------------------------
Net Income for the Year Ended August
   31, 1996                                  -0-          -0-          -0-         1,058
----------------------------------------------------------------------------------------
Balance, August 31, 1996                 $70,000     $175,000     $366,365     $(257,327)
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                        STATEMENT OF CASH FLOWS
================================================================================


                             FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994



                                                                         1994 Restated
                                                   1996          1995       (Note 14)
--------------------------------------------------------------------------------------
  Cash Flows From Operations
     Net Income                              $     1,058      $ 373,968      $ 221,799
     Adjustments to Reconcile Net Income
       to Net Cash Provided By Operating         194,523        161,916        163,420
       Activities
         Depreciation and Amortization                -0-        34,249             -0-
         Extraordinary Item - Loss on        (       961)        (4,187)           600
           Disposal of Equipment
         (Gain) Loss on Sale of Asset            213,065        215,117       (724,589)
         (Increase) Decrease In:             (       839)            -0-       (15,196)
           Accounts Receivable                    72,509          6,338        207,628
           Accrued Interest Receivable           (51,068)       (70,348)        13,384
           Inventories                       (       380)       (27,283)            -0-
           Prepaid Expenses                  (        60)         2,265        (12,130)
           Asset Held For Resale
           Deposits                             (141,153)      (185,041)       315,608
         Increase (Decrease) In:                 (75,312)      (103,227)       109,713
           Accounts Payable
           Accrued Expenses
--------------------------------------------------------------------------------------
         Net Cash Provided By Operating
           Activities                            211,382        403,767        280,237
--------------------------------------------------------------------------------------
  Cash Flows From Investing
     Activities                                 (360,500)      (296,705)      (177,373)
     Equipment Purchases                           3,500         55,100            400
     Proceeds From Sale of Assets                (50,955)            -0-            -0-
     Payments For Notes Receivable
--------------------------------------------------------------------------------------
              Net Cash Used By Investing
                Activities                      (407,955)      (241,605)      (176,973)
--------------------------------------------------------------------------------------
  Cash Flows From Financing
     Activities                                1,139,999             -0-       225,311
     Proceeds From Debt                       (1,007,808)       (83,705)      (385,973)
     Principal Payments on Debt
--------------------------------------------------------------------------------------
         Net Cash Provided By (Used in)
           Financing Activities                  132,191        (83,705)      (160,662)
--------------------------------------------------------------------------------------

  Increase (Decrease) in Cash                    (64,382)        78,457        (57,398)
  Balance, September 1                            98,402         19,945         77,343
--------------------------------------------------------------------------------------
  Balance, August 31                         $    34,020      $  98,402      $  19,945
======================================================================================


THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================
                                                 AUGUST 31, 1996, 1995, AND 1994




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         A. Nature of Operations/Major Customers - Knusaga Corporation's operations relate mainly to the manufacturing of automotive tubes and fittings for the auto industry, with a majority of sales to Ford Motor Company.

         For the years ended August 31, 1996, 1995, and 1994 Ford Motor Company sales of $7,111,000, $8,715,466, and $7,403,000 amounted to 87%, 91%, and 87% of total sales, respectively. This trend is expected to continue in the future.

         During the years ended August 31, 1995 and 1994, the Company manufactured van seats for the auto industry, with a majority of sales to two customers. The business was discontinued during the year ended August 31, 1995. During the year ended August 31, 1994 sales to the two customers were $1,505,266.

         Substantially all of the accounts receivable are from the major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

         B. Revenues - The Company recognizes revenue from automotive tubes and fittings and van seats upon shipment.

         C. For purposes of the statement of cash flows, the company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         D. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to forty years. Depreciation charged to operations was $194,523, $161,460, and $160,294 for the years ended August 31, 1996, 1995, and 1994, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.









================================================================================
                                 Page 26 of 51

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 1.  CONTINUED

         E. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 1996, 1995, and 1994 consisted of the following:

                                         1996              1995          1994
                                 ----------------------------------------------
             Raw Material        $   277,054       $   281,614      $   124,013
             Work in Process         183,979           229,948          239,464
             Finished Goods           45,170            67,150           50,150
                                 ----------------------------------------------
                                 $   506,203       $   578,712      $   413,627
                                 ==============================================

         F. Loan Costs - Costs incurred with the company's securing of a loan from Manufacturers National Bank in October, 1989 are being amortized on a straight line basis over the term of the loan. Amortization expensed totaled $456 and $3,126 for the years ended August 31, 1995 and 1994, respectively.

         G. Royalty Income - In January 1991, Knusaga entered into a royalty agreement with Integram Seating for patented seat risers. Integram pays Knusaga royalties for seat risers sold by Integram at a rate of 9.46% of each unit sold. The agreement ended on July 31, 1995, or on such date as Integram ceases to use the risers.
         Integram discontinued the use of the patented seat risers in May, 1995.

         Royalty income for the years ended August 31, 1995 and 1994 was $128,390 and $204,188, respectively, which is included in the discontinued operations - loss from operations of van seat production disposed of. See Note 15 for details.

         H. Major Suppliers - At August 31, 1996, 1995, and 1994 58%, 61%, and 79%, respectively of the accounts payable - trade was to four major suppliers. The Company believes there is no potential credit risk pertaining to the major suppliers.

         I. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.










================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                 AUGUST 31, 1996, 1995, AND 1994




NOTE 1.  CONTINUED


         J. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 2.  PREPAID EXPENSES

     The following is a detail of the prepaid expenses as of August 31, 1996, 1995, and 1994:

                                         1996            1995          1994
                                       --------------------------------------
     Prepaid Insurance                 $    88,312     $   100,910   $ 34,475
     Prepaid Taxes                          92,822          29,156     25,243
                                       --------------------------------------
              Total Prepaid Expenses   $   181,134     $   130,066   $ 59,718
                                       ======================================

NOTE 3.  PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows:

                                           1996          1995          1994
                                       --------------------------------------
     Land                              $   24,847    $   24,847    $   24,847
     Land Improvements                     10,230        10,230           -0-
     Buildings and Improvements         1,352,872     1,293,605     1,235,858
     Machinery and Equipment            1,118,007       846,478       993,993
     Furniture and Fixtures               111,090        72,607        74,267
     Autos and Truck                       70,062        58,909        72,592
     Obligations Under Capital Leases     207,115       185,663       280,222
                                       --------------------------------------
                                        2,894,223     2,492,339     2,681,779
     Less:  Accumulated Depreciation      796,286       617,659       856,531
                                       --------------------------------------
     Net Property and Equipment        $2,097,937    $1,874,680    $1,825,248
                                       ======================================





















================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 4.  ACCRUED EXPENSES

The following is a detail of the current accrued expenses as of August 31, 1996, 1995 and 1994.

                                          1996             1995          1994
                                     -------------------------------------------
Accrued Insurance                    $   44,084       $   71,845    $  107,319
Accrued Interest - Shareholders             -0-          271,628       223,389
Accrued Interest - Other                 11,510            9,904        10,899
Accrued Payroll                          82,306          569,860       571,720
Accrued Pension                          22,859           12,131        26,291
401K Withholdings                         4,222              -0-           -0-
Accrued Professional Fees                33,409           22,225       148,815
Accrued Engineering Expenses                -0-           90,000        80,475
Accrued Taxes                            39,406          119,127        69,437
Other Miscellaneous Accrued                 -0-              -0-        31,602
                                     -------------------------------------------
Total Current Accrued Expenses       $  237,796       $1,166,720    $1,269,947
                                     ===========================================

The following is a detail of the non-current accrued expenses as of August 31, 1996, 1995, and 1994:


                                           1996             1995           1994
                                     -------------------------------------------
Accrued Interest - Shareholders      $  320,329       $      -0-     $      -0-
Accrued Payroll - Officers              443,283              -0-            -0-
Accrued Engineering Expenses             90,000              -0-            -0-
                                     -------------------------------------------
         Total Non-Current Accrued
              Expenses               $  853,612       $      -0-     $      -0-
                                     ===========================================

Per the loan covenants with the bank, the Company cannot pay the accrued payroll
- officers and engineering expenses shown as non-current without the bank's permission. At August 31, 1996, management reclassified these expenses as non-current. Management does not anticipate paying the above expenses within one year.


================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                 AUGUST 31, 1996, 1995, AND 1994




NOTE 5.  NOTES RECEIVABLE

                                                                1996           1995            1994
                                                          ------------------------------------------
Note receivable from a start-up company which the
Company is interested in purchasing an ownership
interest. The note calls for interest at 6% per annum,
is unsecured and due on demand.

                                                          $    23,000    $       -0-     $       -0-

Note Receivable From an officer/stockholder with
interest at 6% per annum. The
note is unsecured and due August, 1997.
                                                               27,955            -0-           6,514
----------------------------------------------------------------------------------------------------
                                                          $    50,955    $       -0-     $     6,514
                                                          ==========================================




NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

     Notes payable and obligations under capital leases consist of the following:


                                                              1996            1995              1994
                                                          ----------------------------------------------
     A.  Notes payable -  directors, officers, and
         shareholders, bearing interest at annual
         rates of 10% to 12%.  The notes are payable
         on demand and are unsecured.  Loans totaling
         $265,000 have been subordinated to the bank.

                                                          $  407,253      $  407,253        $  423,503

     B.  Non-interest bearing note payable, replacing
         prior years' accrued royalties. Payments
         on note are contingent upon the Company
         reporting a positive net worth.
                                                              20,284          35,284            35,284










================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 6.  CONTINUED

C. Loan Payable - Bank, payable in monthly
installments of $24,300 through October 1994,
including interest at 1 1/2% over Michigan
National Bank's prime rate. The note matured
October, 1994 at which time the remaining
principle was refinanced into two term loans
with maturity dates of October 1998, and
October 2001, including interest at 1% over
the lender's prime rate. The note is secured
by all the assets of the Company.The interest
rate at August 31, 1995 was 9.75%.                                -0-       803,192     931,206

D.       Loan Payable - Bank, payable in monthly
installments of $8,646 plus interest at 1% over the
lender's prime rate, through October, 1998.  The
note is secured by all the assets of the Company.
The interest rate at August 31, 1996 was 9.25%.              233,434             -0-         -0-

E.       Loan Payable - Bank, payable in monthly
installments of $6,214 plus interest at 1% over the
lender's prime rate through October, 2001.  The
note is secured by all the assets of the Company.
The interest rate at August 31, 1996 was 9.25%.              391,438             -0-         -0-

F.       Loan Payable - Bank, payable in monthly
installments of $3,333 plus interest at 1% over
lender's prime rate through December, 2000. The
loan is secured by all assets of the Company.  The
interest rate at August 31, 1996 was 9.25%.                  173,333             -0-         -0-

G.       Line of Credit - Bank, interest payable in
monthly installments at 1% over lender's prime
rate. Principal is due January 1, 1997.  Note is
secured by all assets of the Company.  The interest
rate at August 31, 1996 was 9.25%.                           592,000        390,000     185,311


================================================================================

                                                         KNUSAGA CORPORATION
                                         D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               NOTES TO FINANCIAL STATEMENTS

================================================================================


                                             AUGUST 31, 1996, 1995, AND 1994




NOTE 6.  CONTINUED

H.       Obligation Under Capital Lease - machinery,
payable in monthly installments of $1,395, through
November 1995, including interest at 13.6%.
Secured by the machinery.                                    -0-       2,712      19,142

I.       Obligation Under Capital Lease - equipment,
payable in monthly installments of $187, through
February 1997, including interest at 15.3%.
Secured by the equipment.                                    900       2,842       4,638

J.       Obligation Under Capital Lease - machinery,
payable in monthly installments of $681, through
November 1995, including interest at 15.6%.
Secured by the machinery.                                    -0-       1,994       9,284

K.       Obligation Under Capital Lease - equipment,
payable in monthly installments of $1,292, through
July 1997, including interest at 18.0%.  Secured by
the equipment.                                            13,096      25,287      35,614

L.       Obligation Under Capital Lease - equipment,
payable in monthly installments of $331, through
July 1997, including interest at 20.7%.  Secured by
the equipment.                                             3,038       6,101       8,844

M.       Obligation Under Capital Lease - equipment,
payable in monthly installments of $363, through
July 1997, including interest at 20.4%.  Secured by
the equipment.                                             3,339       6,713       9,742

N.       Obligation Under Capital Lease - machinery,
payable in monthly installments of $532, through
April 1997, including interest at 19.4%.  Secured
by the machinery.                                          3,031       8,325      13,461






























================================================================================

                                                           KNUSAGA CORPORATION
                                           D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                 NOTES TO FINANCIAL STATEMENTS

================================================================================

                                               AUGUST 31, 1996, 1995, AND 1994





NOTE 6.  CONTINUED

O.       Obligation Under Capital Lease - machinery,
payable in monthly installments of $573, through
November 1998, including interest at 17.3%.
Secured by the machinery.                                12,518     16,990    21,096

P.       Obligation Under Capital Lease - machinery,
payable in monthly installments of $444, through
September 1997, including interest at 19.2%.
Secured by the machinery.                                 4,477      8,596        -0-

Q.       Obligation Under Capital Lease -
improvements, payable in monthly installments of
$628, through November 1998, including interest at
8.17%.  Secured by the improvements.                     15,445        -0-        -0-

R.       Loan Payable - Bank, payable in monthly
installments of $731, through December 1998,
including interest at 8.49%.  Secured by an
automobile.                                              18,518        -0-        -0-

S.       Obligation Under Capital Lease - equipment,
payable in monthly installments of $309, through
July 1995, including interest at 11.5%.  Secured by
the equipment.                                              -0-        -0-      3,218

T.       Promissory Note - Bank, interest payable in
monthly installments at 1 1/2% over Michigan National
Bank's prime rate.  Principal is due November, 1994
Note is secured by all assets of the Company.  The
interest rate at August 31, 1994 was 9.25%.                 -0-        -0-     40,000








================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                 AUGUST 31, 1996, 1995, AND 1994




NOTE 6.  CONTINUED

U.       Note Payable - bearing interest at an0
annual rate of 10.95%, collateralized by a lien on
a certain asset, due in monthly installments of
$550, including interest, through March, 1995.               -0-              -0-         3,712

V.       Obligation Under Capital Lease - bearing
interest at an annual rate of 13.42%,
collateralized by a lien on a certain asset, due in
monthly installments of $140, including interest,            -0-              -0-           936
through March, 1995.

W.       Obligation Under Capital Lease - bearing
interest at an annual rate of 9%, collateralized by
a lien on a certain asset, due in monthly
installments of $2,361, including interest, through          -0-              -0-        34,653
October 1995.
                                                      -----------------------------------------
     Total                                             1,892,104        1,715,289     1,779,644
     Amounts due within one year                         877,737          907,893       678,745
                                                      -----------------------------------------
                                                      $1,014,367       $  807,396    $1,100,899
                                                      =========================================

 The debt and lease maturities for the next five years are as follows:

                    August 31, 1997            $   877,737
                    August 31, 1998                648,069
                    August 31, 1999                145,232
                    August 31, 2000                114,568
                    August 31, 2001                 87,901
                                               -----------
                                               $ 1,873,507
                                               ===========

     Interest expense for the years ended August 31, 1996, 1995, and 1994 totaled $196,346, $157,065, and $132,920, respectively.

     Interest expense on obligations under capital leases for the years ended August 31, 1996, 1995, and 1994 was $11,788, $18,652, and $10,858,
     respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 1996, 1995, and 1994 was $26,722, $21,853 and $13,456, respectively.








================================================================================
                                 Page 34 of 51

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                 AUGUST 31, 1996, 1995, AND 1994




NOTE 6.  CONTINUED

     Although notes payable to directors, officers, and shareholders totaling $407,253 are due upon demand, they have been classified as non current as the Company does not expect to pay these balances within the next fiscal year.

NOTE 7.  LOAN COVENANTS

     Under the terms of the loan agreement with the bank the Company must maintain the following covenants:

     1. Maintain a current ratio of not less than .65 to 1.00

     2. Maintain a net worth plus subordinated debt of not less than $530,000.

     3. Maintain a ratio of total liabilities to net worth plus subordinated debt of not more than 6.1 to 1.

     4. Maintain a debt service coverage ratio of not less than 1.5 to 1.

     As of August 31, 1996, the Company was in default of its debt service coverage ratio covenants. However, on December 19, 1996, the Company received a waiver of this default.

NOTE 8.  PER SHARE COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.

NOTE 9.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                    1996              1995           1994
                                               ---------------------------------------------
Current:
        Tax Due (Refundable)                   $(   41,601)     $   169,045      $   112,450
        Tax Benefit From Loss of Discontinued
        Operations                                      -0-      (    8,900)              -0-
        Tax Benefit From Loss on Disposal of
        Equipment Used in Discontinued
        Operations                                      -0-      (   11,600)              -0-
        Tax Benefit of Net Operating Loss
        Carryforward                                    -0-      (   47,200)      (  112,340)
        Tax (Benefit) Recovery of Investment
        Tax Credits                                 13,868       (   23,699)              -0-
                 Net Tax Expense (Recovery)    $(   27,733)      $   77,646       $      110

                                               =============================================







================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================
                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 9.  CONTINUED

     Deferred taxes are detailed as follows:

                                                        1996             1995            1994
                                                 --------------------------------------------

Deferred Income Tax Liability Depreciation       $    28,492      $     9,226     $        -0-
----------------------------------------------------------------------------------------------
Deferred Income Tax Assets
     Accrued Expenses                                160,443          150,886          59,500
     Net Operating Loss Carryforward                      -0-              -0-         47,178
----------------------------------------------------------------------------------------------
                                                     160,443          150,886         106,678
Valuation Allowance                              (   131,951)      (  141,660)     (  106,678)
----------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset                         28,492            9,226              -0-
----------------------------------------------------------------------------------------------
Net Deferred Income Taxes                        $        -0-      $       -0-     $       -0-
==============================================================================================

The valuation allowance was estimated to offset the deferred tax asset because it is uncertain that the company will ever realize the tax benefit.

The Company has investment credits totaling $13,868 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

                        August 31, 2001                     $    13,868


NOTE 10.  RELATED PARTY TRANSACTIONS

     A.  Notes Payable

         As disclosed in Note 6 to the financial statements, certain stockholders and officers are major creditors of the Company. Amounts due to the stockholders and officers as of August 31, 1996, 1995, and 1994 totaled $407,253, $407,253 and $423,503, respectively. Interest accrued on these notes at August 31, 1996 totaled $320,329, $271,559, and $223,389, respectively. Interest expense accrued for the years ended August 31, 1996, 1995, and 1994 was $48,770, $48,170, and
         $48,770, respectively. During the year ended August 31, 1995, the Company repaid $16,250 of amounts due to shareholders.

     B.  Asset Held for Resale

         During the year ended August 31, 1995, the Company purchased an airplane for $27,283 from a related party. It was the Company's intent to sell the airplane back to the related party within six months after the year ended August 31, 1995. During the year ended August 31, 1996, the Company capitalized $380 of expenses related to the airplane. As of August 31, 1996, it is the Company's intent to either sell the airplane within twelve months or put the asset in service for use by the Company.






================================================================================
                                 Page 36 of 51

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 11. CASH FLOW DISCLOSURES

     Interest and income taxes paid for the years ended August 31, 1996, 1995, and 1994 were as follows:


                                                 1996            1995              1994
                                            ---------------------------------------------
Interest                                    $   146,039     $   142,840       $   137,743
                                            =============================================
Income Taxes                                $    25,000     $    64,000       $       -0-
                                            =============================================
Non-Cash Investing Activities
         Property Acquired Under Capital
                  Lease                     $    21,452     $    12,330       $   108,636
                                            =============================================
         Proceeds From Sale of Asset        $       -0-     $    20,000       $       -0-
                                            =============================================
Debt Financing For Purchase of
         Auto                               $    23,172     $       -0-       $       -0-
                                            =============================================

     Income tax refunds received during the year ended August 31, 1996 was $26,845.

NOTE 12. DEFINED BENEFIT PENSION PLAN

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 1996, 1995, and 1994 was $22,859, $12,131, and $26,428, respectively.
     Pension contributions due to the plan at August 31, 1996, 1995, and 1994 were $22,859, $12,131, and $26,428, respectively. As of August 31, 1996 the defined benefit pension plan is funded in accordance with ERISA.







================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 12.  CONTINUED

     The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 1996 and 1995.

                                                                                   1996         1995
                                                                                ----------------------
Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including vested benefits of
         $79,658.

                                                                                $ 99,372      $ 72,747
Projected benefit obligation for service rendered to date
                                                                                  99,704        87,874
Plan assets at fair value                                                         78,264        62,390
Projected benefit obligation in excess of plan assets
                                                                                  21,440        25,484
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions
                                                                                  21,626            -0-
Prior service cost not yet recognized in net periodic pension cost
                                                                                      -0-           -0-
Unrecognized net obligation at date of initial application of FAS-87
                                                                                 (36,221)      (37,615)
(Prepaid) accrued cost                                                          $ (6,845)     $(12,131)
======================================================================================================

Net pension cost for 1996 and 1995 includes the following components:
     Service cost - benefits earned during the period                           $ 28,496      $ 26,883
     Interest cost on projected benefit obligation                                 5,272            -0-
     Interest cost due to late quarterly contributions
                                                                                      -0-           -0-
     Actual return on plan assets                                                 (7,627)       (6,968)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                   4,966         4,816
Net periodic pension costs                                                      $ 31,107      $ 24,731
======================================================================================================

 NOTE 13.  401K PROFIT SHARING PLAN

     The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The company has no obligation to make any contributions to the plan.






================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 14. COMPANY MERGER

     On September 1, 1994, the Company acquired Hydraulic Tubes and Fittings, Inc. (HTF) in a business combination accounted for as a pooling of interests and accordingly, the statement of income, stockholders' equity and cash flows for the year ended August 31, 1994 have been restated to include the accounts of HTF. Hydraulic Tubes and Fittings, Inc. which engages in the manufacturing of automotive tubing for the auto industry was acquired through the exchange of 2,601,753 shares of the Company's common stock for all of the outstanding stock of Hydraulic Tubes and Fittings, Inc. Hydraulic Tubes and Fittings, Inc. outstanding stock was then canceled. The accompanying financial statements for the year ended August 31, 1995 reflect the combined operations of both companies for the full year. Included in the net income from operations for the year ended August 31, 1994 is $171,488 which is attributable to Hydraulic Tubes and Fittings, Inc. prior to the merger. Since the pooling of interest occurred on the first day of the fiscal year ended August 31, 1995 and no revenues or net income from Hydraulic Tubes and Fittings, Inc. were attributable to operations prior to the merger.

NOTE 15. EXTRAORDINARY ITEMS\DISCONTINUED OPERATIONS

     A. In January, 1995, the Knusaga Corporation's van seat production was discontinued by Chrysler Corporation. The results of operation from the van seat production is shown as a loss from discontinued operations of $17,234 (net of income tax benefit of $8,900 for the year ended August 31, 1995). Income from discontinued operations for the year ended August 31, 1994 was $50,351 (net of income tax benefit of $-0-).

     Net sales of the van seat production for the years ended August 31, 1995 and 1994 were $203,284 and $1,499,548, respectively. This amount is not included in net sales in the accompanying income statement.

     B. For the year ended August 31, 1995, the Company reported as an extraordinary item a loss of $22,649 (net of income tax benefit of $11,600) on disposal of equipment from van seat production. Equipment was sold for $70,000 and all other equipment disposed of was scrapped.


NOTE 16.  CONTINGENT INCOME

     The Company is negotiating a settlement with Chrysler Corporation regarding the production of a van seat line which was discontinued during the year ended August 31, 1995. The settlement is for reimbursements of costs incurred by the Company in preparation of the production volumes promised by Chrysler Corporation which were never realized. Management estimates the amount of the settlement to be $350,000.











================================================================================
                                 Page 39 of 51

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                  NOTES TO FINANCIAL STATEMENTS
================================================================================


                                                AUGUST 31, 1996, 1995, AND 1994




NOTE 17.  REISSUANCE OF FINANCIAL STATEMENTS

         A. The financial statements for the year ended August 31, 1996 have been reissued to present the Company on a comparative basis with the years ended August 31, 1995 and 1994. As discussed in Note 14, the statement of income, stockholders' equity, and cash flows for the year ended August 31, 1994 have been restated to include the income and expenses of Hydraulic Tubes and Fittings, Inc. (HTF), prior to its merger with Knusaga Corporation.

         B. The statements of income for the years ended August 31, 1995 and 1994 have been restated to include the tax benefits from the use of a net operating loss carryforward in net income from continuing operations in accordance with FASB 109. For the year ended August 31, 1995, the Company utilized a net operating loss carryforward of $138,758 to offset federal taxable income resulting in a net tax benefit of $47,200. For the year ended August 31, 1994, Knusaga and Hydraulic Tubes and Fittings, Inc. each utilized a net operating loss carryforward of $316,677 and $35,631, respectively, to offset taxable income resulting in net tax benefits of $107,000 and $5,340, respectively. The net tax benefits were previously shown as an extraordinary item.

         C. The notes to financial statements have been revised to include the following additional disclosures not included in the previously issued financial statements under the auditors' report dated November 6, 1996.

         1.   Recognition of Revenue - See Note 1-B

         2.   Estimated life of assets - See Note 1-D

         3.   Use of Estimates - See Note 1-l

         4.   Income Taxes - See Notes 1-J and 9






================================================================================

                            SUPPLEMENTARY INFORMATION












================================================================================

            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION


To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on pages 23-31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "un-audited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements; and, in our opinion, the information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully,


-------------------------------------
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan
November 6, 1996







================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                         SUPPLEMENTARY SCHEDULE OF FIXED ASSETS
================================================================================


                                             FOR THE YEAR ENDED AUGUST 31, 1996





                                       BALANCE                                  BALANCE
                                       9-1-95     ADDITIONS      DELETIONS      8-31-96
                                   -----------------------------------------------------
Transportation Equipment           $   58,909     $ 24,171     $   13,018     $   70,062
Machinery and Equipment               846,478      276,946          5,417      1,118,007
Furniture and Fixtures                 72,607       38,483            -0-        111,090
Obligation Under Capital Lease
Land                                  185,663       21,452            -0-        207,115
Land Improvements                      24,847          -0-            -0-         24,847
Buildings and Improvements             10,230          -0-            -0-         10,230

                                    1,293,605       59,267            -0-      1,352,872
                                   -----------------------------------------------------
   Totals                          $2,492,339     $420,319     $   18,435     $2,894,223
                                   =====================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================
                                 Page 43 of 51

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                         SUPPLEMENTARY SCHEDULE OF FIXED ASSETS
================================================================================


                                             FOR THE YEAR ENDED AUGUST 31, 1995






                                           Adjustment in
                                           connection of   Balance
                               BALANCE      Pooling of    9-1-94, as                                   Balance
                               9-1-94       Interests      Restated      Additions     Deletions       8-31-95
                             ----------------------------------------------------------------------------------
Transportation Equipment     $ 43,510     $   29,082     $   72,592     $       -0-   $   13,683     $   58,909
Machinery and Equipment       295,599        642,938        938,537        205,329       297,388        846,478
Furniture and Fixtures         21,650         52,617         74,267         14,243        15,903         72,607
Tooling                        55,456             -0-        55,456             -0-       55,456             -0-
Leasehold Improvements          7,920             -0-         7,920             -0-        7,920             -0-
Obligation Under Capital
 Lease                        108,124        172,098        280,222         13,565       108,124        185,663
Land                               -0-        24,847         24,847             -0-           -0-        24,847
Land Improvements                  -0-            -0-            -0-        10,230            -0-        10,230
Buildings                          -0-     1,227,938      1,227,938         65,667            -0-     1,293,605
                             ----------------------------------------------------------------------------------
         Totals              $532,259     $2,149,520     $2,681,779     $  309,034     $ 498,474     $2,492,339
                             ==================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                             SUPPLEMENTARY SCHEDULE OF ACCUMULATED DEPRECIATION
================================================================================


                                             FOR THE YEAR ENDED AUGUST 31, 1996







                                     BALANCE              CURRENT YEAR    BALANCE
                                     9-1-95    RETIREMENTS  EXPENSES      8-31-96
                                   ----------------------------------------------
Transportation Equipment
                                   $ 38,915     $13,018     $ 10,377     $ 36,274
Machinery and Equipment             326,054       2,878      105,140      428,316
Furniture and Fixtures               34,286         -0-       16,710       50,996
Obligation Under Capital Lease
                                     51,416         -0-       26,722       78,138
Land                                    -0-         -0-          -0-          -0-
Land Improvements                     1,023         -0-        2,046        3,069
Buildings                           165,965         -0-       33,528      199,493
                                   ----------------------------------------------
     Totals                        $617,659     $15,896     $194,523     $796,286
                                   ==============================================















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                           KNUSAGA CORPORATION
                                           D.B.A. HYDRAULIC TUBES AND FITTINGS
                            SUPPLEMENTARY SCHEDULE OF ACCUMULATED DEPRECIATION
================================================================================
                                            FOR THE YEAR ENDED AUGUST 31, 1995





                                        ADJUSTMENT IN
                                        CONNECTION OF   BALANCE
                               BALANCE    POOLING OF   9-1-94, AS               CURRENT YEAR   BALANCE
                                9-1-94    INTERESTS     RESTATED    RETIREMENTS   EXPENSES     8-31-95
                             -------------------------------------------------------------------------

Transportation Equipment     $ 35,912     $  8,220     $ 44,132     $ 13,384     $  8,167     $ 38,915
Machinery and Equipment       244,332      260,353      504,685      265,437       86,806      326,054
Furniture and Fixtures         21,059       20,732       41,791       17,990       10,485       34,286
Tooling                        54,584          -0-       54,584       55,456          872          -0-
Leasehold Improvements          7,920          -0-        7,920        7,920          -0-          -0-
Obligation Under Capital
 Lease                         39,557       29,561       69,118       40,145       22,443       51,416
Land                              -0-          -0-          -0-          -0-          -0-          -0-
Land Improvements                 -0-          -0-          -0-          -0-        1,023        1,023
Buildings                         -0-      134,301      134,301          -0-       31,664      165,965
                             -------------------------------------------------------------------------
         Totals              $403,364     $453,167     $856,531     $400,332     $161,460     $617,659
                             =========================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                INDEBTEDNESS TO RELATED PARTIES
================================================================================
                                                                AUGUST 31, 1996







                                                                       BALANCE AT                              BALANCE AT
                                                                     SEPT. 1, 1995                           AUG. 31, 1996
                                NAME OF PERSON OR ENTITY                          ADDITIONS     REDUCTIONS
--------------------------------------------------------------------------------------------------------------------------
Semon E. Knudsen, Director Chairman of Board                           $ 53,700   $ -0-         $   -0-        $ 53,700

James G. Musser, Jr. Director, President                                    836     -0-             -0-             836

Jerry D. Luptak, Director, Vice-President-Finance, General Counsel
                                                                        132,717     -0-             -0-         132,717

Harold Beznos, Director, Secretary-Treasurer                            120,000     -0-             -0-         120,000

Beznos Family Trust, Shareholder                                         50,000     -0-             -0-          50,000

Poala Luptak Trust, Shareholder                                          50,000     -0-             -0-          50,000
                                                                       --------------------------------------------------
                                                                       $407,253   $ -0-         $   -0-        $407,253
                                                                       ==================================================











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                INDEBTEDNESS TO RELATED PARTIES
================================================================================
                                                                AUGUST 31, 1995




                                                         ADJUSTMENT IN
                                                         CONNECTION OF    BALANCE SEPT. 1,
                                            BALANCE AT     POOLING OF   1994, AS RESTATED                                BALANCE AT
                                           SEPT. 1, 1994   INTERESTS                                                   AUG. 31, 1995
        NAME OF PERSON OR ENTITY                                                               ADDITIONS    REDUCTIONS
------------------------------------------------------------------------------------------------------------------------------------
Semon E. Knudsen, Director Chairman
of Board
                                           $  39,063     $ 18,700         $ 57,763          $       -0-     $  4,063     $ 53,700
James G. Musser, Jr. Director,
President                                      4,849          -0-            4,899                  -0-        4,063          836

Jerry D. Luptak, Director, Vice-
President-Finance, General Counsel
                                              99,062       37,717          136,779                  -0-        4,062      132,717

Harold Beznos, Director, Secretary-
Treasurer                                     39,062       85,000          124,062                  -0-        4,062      120,000

Beznos Family Trust, Shareholder
                                              50,000          -0-           50,000                  -0-          -0-       50,000

Poala Luptak Trust, Shareholder
                                              50,000          -0-           50,000                  -0-          -0-       50,000

                                           -----------------------------------------------------------------------------------------
                                           $ 282,086     $141,417         $423,503          $       -0-     $ 16,250     $407,253
                                           =========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                                           KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                    SUPPLEMENTARY INCOMES STATEMENT INFORMATION
===============================================================================
                                             FOR THE YEAR ENDED AUGUST 31, 1995


Depreciation and Amortization                 $   194,523
                                              ===========

Engineering Fees                              $       -0-
                                              ===========

Rent Expense                                  $       -0-
                                              ===========

Royalties Expense                             $       -0-
                                              ===========

Taxes, Other Than Income and Payroll Taxes    $    40,452
                                              ===========










================================================================================
                                 Page 49 of 51

                                                            KNUSAGA CORPORATION
                                            D.B.A. HYDRAULIC TUBES AND FITTINGS
                                     SUPPLEMENTARY INCOME STATEMENT INFORMATION
===============================================================================
                                             FOR THE YEAR ENDED AUGUST 31, 1995


Depreciation and Amortization                 $   161,916
                                              ===========

Engineering Fees                              $       -0-
                                              ===========

Rent Expense                                  $       694
                                              ===========

Royalties Expense                             $       -0-
                                              ===========

Taxes, Other Than Income and Payroll Taxes    $   133,120
                                              ===========









================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                        SUPPLEMENT INCOMES STATEMENT INFORMATION
================================================================================
                                              FOR THE YEAR ENDED AUGUST 31, 1995

                                                     Unaudited       Unaudited        Unaudited
                                                   -----------------------------------------------------------------------------
                                                       1992 (1)      1993  (1)         1994 (1)         1995             1996
From Operations:
     Net Sales                                     $ 3,735,708      $ 5,336,261      $8,554,602     $ 9,566,217      $ 8,177,943
     Other Income, Net                                    (224)          55,181          22,957           17,703           5,538
     Unusual or Nonrecurring Items                                          -0-             -0-             -0-              -0-
     Cost of Sales                                   3,007,741        4,340,414       7,493,206       8,092,147        7,342,353
     Selling, General & Administrative Expenses        456,006          570,864         779,875         843,211          671,457
     Interest Expense                                  181,193          114,407         132,920         157,065          196,346
     Income Taxes                                          -0-              -0-             110          77,646          (27,733)
     Income (Loss) From Continuing Operations           90,544          365,752         174,448         413,851            1,058
Income (Loss) From Discontinued Operations             106,886         (218,516)         50,351         (17,234)              -0-
Income (Loss) Before Extraordinary Items               197,430          147,241         221,799         396,617            1,058
Extraordinary Items                                        -0-              -0-             -0-         (22,649)             -0-
Net Income (Loss) Applicable to Common Stock           197,430          147,241         221,799         373,968            1,058
Total Assets                                         3,100,224        3,613,381       3,974,750       3,996,094        3,957,502
Long-Term Obligations, Net of Current Portion        1,743,987        1,307,406       1,100,899         807,396        1,867,979

Per Share of Common Stock:
     Income (Loss) Before Extraordinary Item               .03              .02             .03             .05              .00
     Extraordinary Item                                    .00              .00             .00             .00              .00
                                                  ------------------------------------------------------------------------------
     Net Income (Loss)                            $        .03      $       .02     $       .03      $      .05      $       .00
                                                  ==============================================================================
Dividends Per Share Declared on Common Stock
(2)                                                        -0-              -0-             -0-             -0-              -0-
Average Number of Common and Common
     Equivalent Shares Used in Determining per
       Share Amounts (3)
                                                     7,175,000        7,175,000       7,175,000       7,175,000        7,175,000



(1) THE YEARS ENDED AUGUST 31, 1992, 1993 AND 1994 HAVE BEEN RESTATED TO SHOW KNUSAGA CORPORATION AND HYDRAULIC TUBES AND FITTINGS, INC. ON A COMBINED BASIS. THE TWO COMPANIES WERE MERGED ON SEPTEMBER 1, 1994. IN ADDITION, THESE YEARS HAVE ALSO BEEN RESTATED TO REFLECT THE INCOME (LOSS) FROM DISCONTINUED OPERATIONS WHICH WAS INCURRED DURING THE YEAR ENDED AUGUST 31, 1995.

(2) THE COMPANY HAS NOT PAID DIVIDENDS ON ITS OUTSTANDING COMMON STOCK NOR CLASS A PREFERRED STOCK DURING THE PAST FIVE YEARS.

(3) INCOME (LOSS) PER SHARE HAS BEEN CALCULATED BASED ON WEIGHTED AVERAGE SHARES OUTSTANDING. THE 4% PREFERRED STOCK IS A COMMON STOCK EQUIVALENT. SHARE AMOUNTS FOR 1992, 1993 AND 1994 HAVE BEEN RESTATED AS IF THE COMPANIES WERE MERGED AS OF SEPTEMBER 1, 1991.

                              INDEX TO EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

    27                                          Financial Data Schedule