Form 10-K
period 1997-08-31
KNUSAGA CORP
filed 1998-02-05
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For fiscal year ended August 31, 1997  Commission File No. 0-7795

                              KNUSAGA CORPORATION
         -----------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                     62-1004034
----------------------------------  --------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation ororganization)

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

                     Common Stock, Par Value $.01 Per Share
                -----------------------------------------------
                                (Title of Class)

Number of shares outstanding as of August 31, 1997:  7,000,000

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

                              Yes  X    No
                                  ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

     Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 1997, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry. During said fiscal year, Registrant shipped some 800 different parts which consisted of various air intake, exhaust and radiator tubes for medium and large over-the-road trucks. Registrant acquired this line of business on September 1, 1994, from a group of Registrant's shareholders through an issuance of 2,601,753 shares of its common stock for all of the issued and outstanding stock of Hydraulic Tubes and Fittings, Inc., a closely held Michigan corporation, followed by a merger of Hydraulic Tubes and Fittings, Inc., into Registrant. At the time of said acquisition, the shareholders of Hydraulic Tubes and Fittings, Inc., collectively owned 91.26% of the issued and outstanding common stock of Registrant. Following said acquisition, said shareholders' ownership of Registrant's common stock increased to 94.51%.
     In January of 1995, Registrant discontinued its business of selling a seat unit that was convertible into a bed suitable for use in full size automotive vans as a result of the loss of its business with Chrysler Corporation ("Chrysler"), which was its sole original equipment customer for said item.
The convertible seat unit consisted of two bench seats plus a collapsible dinette table, and the bench seats were convertible so that in addition to a forward position they could be adjusted for use as a bed, lounge, or dinette set.
     Registrant had also previously sold a seat unit convertible to a bed for use in mini vans. The unit consisted of a single seat unit which folded out to a bed by moving one handle. The Registrant replaced this convertible seat unit for use in mini vans, which it has supplied to Chrysler since 1985, with a new design starting in the 1992 model year. During the 1992 through 1994 model years. Registrant supplied its new mini van convertible seat unit to Magna International Company ("Magna"), who completed the trim on each such unit and then supplied the finished product directly to Chrysler. Registrant's sale of this mini van convertible seat ended in June of 1994 with the end of Chrysler's 1994 mini van model year production.
     During its fiscal year ended August 31, 1995, Registrant also received royalty payments totaling $128,290 from Magna for a component (a seat riser) which Magna produced and supplied to Chrysler under a patent licensed from the Registrant, beginning with the 1992 model year. The royalty payments from Magna for the use of the patent ended in May of 1995 as a result of Chrysler's introduction of its redesigned mini vans.

     The principal customer for Registrant's air intake, exhaust and radiator tubes is Ford Motor Company ("Ford"), which accounted for 87% of Registrant's sales for said products during its fiscal year ended August 31, 1997. Of those sales, 76% were for parts to be used as original equipment on flat bed, stake and semi tractor trucks and 11% were for parts to be used as replacement parts. Registrant's second biggest customer is Nova Bus, which accounted for 7% of Registrant's sales for said products during said fiscal year.
     Service Steel, Michigan Extrude Aluminum and United Industries are Registrant's three largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which for purchases from Michigan Extrude Aluminum and United Industries are generally for six to eight week projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.
     The Registrant is a tier one supplier to Ford and deals with Ford on a just-in-time inventory basis, that is, the Registrant ships daily to Ford's schedule. Ford gives the Registrant a rolling ten to fifteen working day firm shipping schedule.
     Ford and Registrant's other customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, Ford's purchase orders and the purchase orders of Registrant's other customers represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.
     Registrant's firm order backlog is just ten to fifteen working days.
     There are several competitors in the truck metal tube fabricating business, with Northern Tube being Registrant's major competitor for Ford's medium and large over-the-road truck tube business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.
     Research and development ("R&D") expenditures were made to Travel Products. Originally the Registrant paid Travel Products a 3% royalty, but for the past several years the Registrant has been paying Travel Products a monthly fee for R&D work with adjustments for extra work. R&D expenditures for the last three fiscal years were $60,000 in 1997, $75,000 in 1996, and $75,000 in 1995.
     The Registrant has 107 employees.
     The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks other than the patent relating to the seat riser discussed above. This patent expires in September, 2006.

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

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         --------------------------------------------
         RELATED SECURITY HOLDING MATTERS
         --------------------------------

     5 (a) The principal market for the Registrant's common stock is the over-the-counter market. Due to the infrequent trading of Registrant's stock, no quotations are available.
     5 (b) As of August 31, 1997, there were approximately 1,592 shareholders of Registrant's common stock.
     5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, convenants to loan agreements or other obligations to third parties with regard to dividend payments.

Item 6.  SELECTED FINANCIAL DATA.
                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                 FIVE YEAR SUMMARY OF OPERATIONS



==========================================================================================================================
                                                       -------------------------------------------------------------------
                                                          1993          1994          1995            1996         1997
                                                       -------------------------------------------------------------------
From Operations
 Net Sales                                             $1,182,305    $1,499,548    $9,566,217      $8,177,943   $9,473,273
 Other Income, Net                                        268,947       377,420        17,703           5,538   $  347,098
 Unusual or Nonrecurring Items                              -0-           -0-           -0-             -0-          -0-
 Cost of Sales                                          1,078,288     1,289,321     8,092,147       7,342,353   $7,443,903
 Selling, General & Administrative Expenses               464,292       324,124       843,211         671,457   $  973,503
 Interest Expense                                          57,872        44,873       157,065         196,346   $  162,191
 Income Taxes                                               -0-         107,000       124,846         (27,733)  $  315,203
 Income (Loss) From Continuing Operations                (149,200)      111,650       366,651           1,058   $  925,571

Income (Loss) Before Extraordinary Items                 (149,200)      111,650       349,417           1,058   $  925,571
Extraordinary Items                                         -0-         107,000        24,555           -0-          -0-
Net Income (Loss) Applicable to Common Stock             (149,200)      218,650       373,968           1,058   $  925,571

Per Share of Common Stock:
 Income (Loss) Before Extraordinary Item                     (.03)          .03           .05             .00          .13
 Extraordinary Item                                           .00           .02           .00             .00           0
 Net Income (Loss)                                     $     (.03)    $     .05    $      .05      $      .00          .13

                                                       -------------------------------------------------------------------
Dividends Per Share Declared on Common Stock (1)            -0-           -0-           -0-             -0-          -0-
Average Number of Common and Common Equivalent         ===================================================================
 Shares Used in Determining per Share Amounts (2)       4,573,247     4,573,247     7,175,000       7,175,000    7,175,000


(1) The Company has not paid dividends on its outstanding common stock nor Class A preferred stock during the past five years.

(2) Income (Loss) per share has been calculated based on weighted average shares outstanding. The 4% preferred stock is a common stock equivalent.

     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
              ------------------------------------------------------------
              AND RESULTS OF OPERATIONS
              ------------------------------------------------------------

     7(a)   Net sales for the fiscal year ended August 31, 1997, increased
$1,295,330, or 15.8% from the year ended August 31, 1996, which sales had decreased by $1,388,274, or 14.5% from the prior fiscal year. The increase in sales for fiscal year 1997 was a result of an increase in the number of heavy duty trucks manufactured by Registrant's customers. The decrease in sales for fiscal year ended 1996 from the previous year is a result of an overall decline of heavy duty trucks sold in the truck industry.
     Cost of goods sold for sales in fiscal year 1997 decreased to 78.6% as a percentage of sales as compared to 89.8% in the fiscal year 1996, and 84.6% in fiscal year 1995 due to a decline in material costs with increased sales volume with the same fixed costs. Selling, general, and administrative expenses in fiscal year 1997 increased by $302,046, and increased as a percentage of sales to 10.3% as compared to 8.2% in fiscal year 1996 and 8.8% in 1995. This increase in expenses is due to the increase in salaries and the 1997 Michigan Single Business Tax. Expenses that increased were officers' salaries $124,260, Single Business Tax $109,300, Legal and Professional $40,499, office supplies $7,277, property taxes $5,422, depreciation $5,892 and computer operation expense $6,706. The Registrant's income of $925,571 in fiscal year of 1997 compared to income of $1,058 in fiscal year 1996 is due to the decline of variable costs with increased sales volume in 1997.
     For the year ended August 31, 1997, Ford sales of $8,259,061 amounted to 87% of total sales. This trend is expected to continue in the future.
     7(b)    Liquidity and Capital Resources.  The Registrant's working capital position improved in fiscal year 1997 to a positive $565,348 on August 31, 1997, from a working capital position of a positive $90,843 on August 31, 1996, and a negative $602,297 on August 31, 1995. The increase in working capital for fiscal 1997 is largely the result of increases in deposits of $242,274 and accounts receivable of $372,168, and an increase in accounts payable - trade of $73,718, and prepaid expenses of $24,888.
     A loan payable to Michigan National Bank matured in October of 1994 at which time the remaining principle was refinanced into two term loans with maturity dates of October 1998 and October 2001, bearing interest at 1% over the lender's prime rate and secured by all assets of the Registrant. At August 31, 1997, the outstanding principal balance of both notes was $446,554 and the applicable interest rate was 9.25%.
     A third loan payable to Michigan Bank was created on December 6, 1995, to finance equipment purchases. Said loan has a maturity date of December 6, 2000, bears interest at 1% over the lender's prime rate and is secured by all assets of Registrant. At August 31, 1997, the outstanding principal balance was $133,334 and the applicable interest rate was 9.25%.

     Registrant has a line of credit with Michigan National Bank with interest payable in monthly installments at 1% over said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January of 1998. At August 31, 1997, the outstanding balance was $630,000 and the applicable interest rate was 9.25%
     The Registrant does not have any material commitment for capital expenditures in the current year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The report of independent auditors and consolidated financial statements included on pages 11 through 37 of the annual financial report for the year ended August 31, 1997, 1996, and 1995 are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     No response required.
                                   PART III.
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


        NAME          AGE                        POSITION
--------------------  ---  -----------------------------------------------------
Semon E. Knudsen      85              Director/Chairman of the Board
James G. Musser, Jr.  62                    Director/President
Jerry D. Luptak       75    Director/Vice President Finance and General Counsel
Harold Beznos         59               Director/Secretary-Treasurer
J. Ted Beebe          67                 Executive Vice President


     The directors were elected in March, 1978 at the annual stockholders meeting to serve until their successors are duly elected and qualified.
Because Registrant has not had another stockholders meeting, the directors have continued to act in their present capacities as directors of Registrant. The officers were appointed by the Board of Directors by Unanimous Written Consent effective March 3, 1997.
     The following outlines the past and present occupations and business experience of the executive officers of the Registrant.
         MR. KNUDSEN is, and has been, a Director and Chairman of the Board of the Registrant since September 1, 1977. Mr. Knudsen is also a director of First National Bank of Palm Beach.

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



Items 11
and 13.   MANAGEMENT REMUNERATIONS AND CERTAIN RELATIONSHIPS
          --------------------------------------------------
          AND RELATED TRANSACTIONS.
          -------------------------

     In the fiscal year ended August 31, 1997, Mr. Musser was paid $97,740 in salary, a bonus of $62,371, and $243,333 in deferred salary. Mr. Beebe was paid $26,994 in salary and a deferred salary of $56,667. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 1997, and none is anticipated in the fiscal year ending August 31, 1998.
     Messrs. Beznos, Knudsen, Luptak, and Musser have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a noted bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 1997, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, it assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Knudsen, and Luptak bearing an annual interest rate of 12% and having a combined unpaid principal balance at August 31, 1997, of $141,417.
     In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 1997, was $50,000 each. The beneficiaries of each trust are beneficial shareholders of the Registrant and are related to certain officers and directors of the Registrants.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.
          -------------------------------------------------------------

        12(a)


Title
  of        Name and Address of      Amount and Nature of
Class        Beneficial Owner        Beneficial Owner                 % of Class
------  ---------------------------  -------------------------------  ----------
Common  James G. Musser, Jr. (1)     726,520 shares                   10.4%
Stock   7475 Pinehurst Circle        Direct
        Birmingham, MI  48010

Common  Lorraine A. Musser  (1)      722.617 shares                   10.3%
Stock   7475 Pinehurst Circle        Direct
        Birmingham, MI  48010

       Common    Leslie, Samuel and           1,449,137 shares trust    20.7%
       Stock     Lauren Beznos (2)            beneficiary
                 31731 Northwestern Hwy.
                 Farmington Hills, MI 48334
                 Paola M. Luptak (3)

       Common    19115 Fox Landing Drive      1,463,109 shares          20.9%
       Stock     Boca Raton, Florida 33434    Direct

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


       Common    Jerry D. Luptak (3)          1,463,109 shares          20.9%
       Stock     19115 Fox Landing Drive      Indirect
                 Boca Raton, Florida 33434

       Common    Harold Beznos (2)            1,449,137 shares          20.7%
       Stock     31731 Northwestern Hwy.      Indirect
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


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K
          -----------------------------------------------------------

     14a. Financial Statement Schedules

          For Fiscal Years Ended August 31, 1997, 1996, and 1995
          -----------------------------------------------------------

          1) Accountant's opinion for years ended August 31, 1997, 1996, and 1995.

     2) Balance Sheet for the years ended August 31, 1997, 1996, and 1995.

     3) Statement of Income for years ended August 31, 1997, 1996, and 1995.

     4) Statement of Stockholder's Equity for years ended August 31, 1997, 1996, and 1995.

     5) Statement of Cash Flows for years ended August 31, 1997, 1996, and
        1995.

     6) Notes to Financial Statements for years ended 1997, 1996, and 1995.

14b. Reports on Form 8-K
     -------------------

     None

14c. Exhibits
     --------
     Article 5 Financial Data Schedule

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KNUSAGA CORPORATION



                                          By:      Jerry Luptak
                                                   ------------------
                                                   Vice President


                                          Dated: January 5, 1998
                                                 ---------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By: Semon E. Knudsen
    -------------------------------
    Director                          Date: January 5, 1998
    Chairman of the Board                   ---------------

By: James G. Musser                   Date: January 5, 1998
    -------------------------------         ---------------
    Director/President
    (Principal Executive Officer
    and Controller)

By: Jerry D. Luptak                   Date: January 5, 1998
    -------------------------------         ---------------
    Director
    Vice President, Finance and
    General Counsel
    (Principal Financial Officer)

By: Harold Beznos                     Date: January 5, 1998
    -------------------------------         ---------------
    Director Secretary-Treasurer

By: J. Ted Beebe                      Date: January 5, 1998
    -------------------------------         ---------------
    Executive Vice President

                       [FREEDMAN & GOLDBERG LETTERHEAD]















                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying balance sheets of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1997 and 1996 and the related statement of income, stockholder's equity, and cash flows for the years ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully,

Freedman & Goldberg
-------------------
Freedman & Goldberg
Certified Public Accountants
Farmington Hills, Michigan
November 5, 1997

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================

                                                  AS OF AUGUST 31, 1997 AND 1996


                                     ASSETS


                                                            1997         1996
                                                        -----------  -----------
Current Assets
  Cash                                                   $  276,294   $   34,020
Accounts Receivable - Trade, Net of Allowance for
     Doubtful Accounts of $-0-                            1,425,344    1,053,176
  Accounts Receivable - Other                                   200        -0-
  Note Receivable - Officer                                  94,143       50,955
  Accrued Interest Receivable                                 -0-          839
  Inventories                                               573,452      506,203
  Prepaid Expenses                                          185,467      160,579
  Total Current Assets                                    2,554,900    1,805,772
Property and Equipment, Net                               2,091,277    2,097,937
Other Assets
  Deposits                                                    2,646        5,575
  Assets Held for Resale                                      -0-         27,663
  Total Other Assets                                          2,646       33,238
   Total Assets                                          $4,648,823   $3,936,947
================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================

                                                  AS OF AUGUST 31, 1997 AND 1996





                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         1997           1996
                                                      ------------------------
Current Liabilities
  Accounts Payable - Trade                            $  693,670    $  619,952
  Current Maturities of Long-Term Debt                   869,611       877,737
  Accrued Expenses                                       426,271       217,241
  Total Current Liabilities                            1,989,552     1,714,930
Other Liabilities
  Accrued Expenses - Non current                         604,900       853,612
  Long-Term Debt - Less Current Maturities               774,762     1,014,367
  Total Other Liabilities                              1,379,662     1,867,979
   Total Liabilities                                   3,369,214     3,582,909
Stockholders' Equity
  Common Stock, $.01 Par Value, 7,000,000 Shares
    Authorized, 7,000,000, Shares Issued and
    Outstanding                                           70,000        70,000
  Preferred Stock, Class A, 4% Non-Cumulative
    Non-Voting, Each Share Convertible into One Share
    of Common Stock, Par Value $.01, Stated Value
    $1.00, 500,000 Shares Authorized, 175,000 Shares
    Issued and Outstanding                               175,000       175,000
  Additional Paid-In Capital                             366,365       366,365
  Retained Earnings (Accumulated Deficit)                668,244      (257,327)
  Total Stockholders' Equity                           1,279,609       354,038
   Total Liabilities and Stockholders' Equity
    (Deficit)                                         $4,648,823    $3,936,947
==============================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                             STATEMENT OF INCOME
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996


                                                          1997         1996
                                                       -----------------------
Sales, Net                                             $9,473,273   $8,177,943
Cost of Sales                                           7,443,903    7,342,353
Gross Profit                                            2,029,370      835,590
Selling, General and Administrative Expenses              973,503      671,457
Operating Income                                        1,055,867      164,133
Other Income (Expense)
 Interest Income                                              398          839
 Interest Expense                                        (162,191)    (196,346)
 Miscellaneous Income                                     346,048        3,738
 Gain on Sale of Asset                                        652          961
  Total Other Income (Expense)                            184,907     (190,808)
Income Before Income Taxes                              1,240,774      (26,675)
Income Taxes (Refundable)                                 315,203      (27,733)
Net Income                                             $  925,571   $    1,058
==============================================================================


Net Income Per Share                                   $      .13   $    -0-
==============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996




                                                                    Additional        Retained Earnings
                                      Common       Preferred         Paid-In            (Accumulated
                                      Stock          Stock           Capital               Deficit)
                                     ------------------------------------------------------------------
Balance, September 1, 1995           $70,000        $175,000         $366,365            $(258,385)
Net Income For the Year
  Ended August 31, 1996                  -0-             -0-              -0-                1,058
Balance, August 31, 1996              70,000         175,000          366,365             (257,327)
Net Income for the Year
  Ended August 31, 1997                  -0-             -0-              -0-              925,571
Balance, August 31, 1997             $70,000        $175,000         $366,365            $ 668,244
=======================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                         STATEMENT OF CASH FLOWS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996

                                                          1997         1996
------------------------------------------------------------------------------
Cash Flows From Operations
 Net Income                                            $  925,571   $    1,058
 Adjustments to Reconcile Net Income to Net Cash
  Provided By Operating Activities
  Depreciation and Amortization                           232,731      194,523
  (Gain) Loss on Sale of Asset                               (652)        (961)
  (Increase) Decrease In:
    Accounts Receivable                                  (372,368)     213,065
    Accrued Interest Receivable                               839         (839)
    Inventories                                           (67,249)      72,509
    Prepaid Expenses                                      (24,888)     (30,513)
    Asset Held For Resale                                     -0-         (380)
    Deposits                                                2,929          (60)
  Increase (Decrease) In:
    Accounts Payable                                       73,718     (141,153)
    Accrued Expenses                                      (39,683)     (95,867)
  Net Cash Provided By Operating Activities               730,948      211,382
Cash Flows From Investing Activities
 Equipment Purchases                                     (199,755)    (360,500)
 Proceeds From Sale of Assets                               2,000        3,500
 Proceeds From Notes Receivable                            27,955          -0-
 Payments For Notes Receivable                            (71,143)     (50,955)
   Net Cash Used By Investing Activities                 (240,943)    (407,955)
Cash Flows From Financing Activities
 Proceeds From Debt                                       910,000    1,139,999
 Principal Payments on Debt                            (1,157,731)  (1,007,808)
  Net Cash Provided By (Used in) Financing
   Activities                                            (247,731)     132,191
Increase (Decrease) in Cash                               242,274      (64,382)
Balance, September 1                                       34,020       98,402
Balance, August 31                                     $  276,294   $   34,020
==============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



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

     For the years ended August 31, 1997 and 1996 Ford Motor Company sales of $8,259,061 and $7,111,000 amounted to 87% and 87% of total sales, respectively. This trend is expected to continue in the future.

     Substantially all of the accounts receivable are from the major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

     B. Revenues - The Company recognizes revenue from automotive tubes and fittings upon shipment.

     C. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     D. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to forty years. Depreciation charged to operations was $232,731 and $194,523 for the years ended August 31, 1997 and 1996, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

     E. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 1997 and 1996 consisted of the following:


                                      1997         1996
                                    ---------------------
Raw Material                        $350,806     $277,054
Work in Process                      181,481      183,979
Finished Goods                        41,165       45,170

                                    $573,452     $506,203
                                    =====================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996


 NOTE 1.  CONTINUED

     F. Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

     In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements.

     G. Major Suppliers - At August 31, 1997 and 1996 52% and 58%, respectively of the accounts payable - trade was to four major suppliers of aluminum and steel tubing. The Company believes there is no potential credit risk pertaining to the major suppliers.

     H. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     I. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     J. Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

NOTE 2.  PREPAID EXPENSES

  The following is a detail of the prepaid expenses as of August 31, 1997 and 1996:


                                        1997         1996
                                      ---------------------

Prepaid Insurance                     $ 39,617     $ 88,312
Prepaid Taxes                          145,850       72,267

  Total Prepaid Expenses              $185,467     $160,579
                                      =====================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



NOTE 3.  PROPERTY AND EQUIPMENT

  The  major components of property and equipment are as follows:


                                              1997         1996
                                           -----------------------

    Land                                   $   24,847   $   24,847
    Land Improvements                          10,230       10,230
    Buildings and Improvements              1,369,011    1,352,872
    Machinery and Equipment                 1,208,374    1,118,007
    Furniture and Fixtures                    123,153      111,090
    Transportation Equipment                  132,245       70,062
    Obligations Under Capital Leases          207,115      207,115
    Equipment Under Construction               44,475        -0-
                                            3,119,450    2,894,223
    Less:  Accumulated Depreciation         1,028,173      796,286
    Net Property and Equipment             $2,091,277   $2,097,937
                                           =======================

NOTE 4.  ACCRUED EXPENSES

  The following is a detail of the curreaccrued expenses as of August 31, 1997 and 1996.



                                            1997        1996
                                          --------------------

    Accrued Insurance                     $  8,319    $ 44,084
    Accrued Interest - Other                 6,101      11,510
    Accrued Payroll                        147,977      82,306
    Accrued and Withheld Payroll Taxes     138,017      10,621
    Accrued Pension                         37,720      22,859
    401K Withholdings                        4,917       4,222
    Accrued Professional Fees               28,200      33,409
    Accrued Taxes                           55,020       8,230
    Total Current Accrued Expenses        $426,271    $217,241
                                          ====================

The following is a detail of the non-current accrued expenses as of August 31, 1997 and 1996:


                                              1997       1996
                                            --------------------

    Accrued Interest - Shareholders         $371,617    $320,329
    Accrued Payroll - Officers               143,283     443,283
    Accrued Engineering Expenses              90,000      90,000
       Total Non-Current Accrued Expenses   $604,900    $853,612
                                            ====================


  Per the loan covenants with the bank, the Company cannot pay the accrued payroll - officers and engineering expenses shown as non-current without the bank's permission. Management does not anticipate paying the above expenses within one year.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996


NOTE 5.  NOTES RECEIVABLE


                                                              1997        1996
                                                            --------------------
  Non-interest bearing note receivable from an
  officer/stockholder.  The note is unsecured and due on
  demand.                                                   $94,143      $50,955
                                                            ====================

The balance of the note receivable from the officer at August 31, 1996 has been restated at $50,995 versus $27,955 as previously disclosed. The difference of $23,000 was previously shown as a note receivable from an unrelated company.

NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

  Notes payable and obligations under capital leases consist of the following:


                                                             1997        1996
                                                          ----------  ----------
A. Notes payable -  directors, officers, and
shareholders, bearing interest at 12% per annum. The
notes are payable on demand and are unsecured. Loans
totaling $265,000 have been subordinated to the bank.       $407,253    $407,253

B. Non-interest bearing note payable, replacing prior
years' accrued royalties. Payments on note are
contingent upon the Company reporting a positive net
worth.                                                         -0-        20,284

C. Loan Payable - Bank, payable in monthly installments
of $8,646 plus interest at 1% over the lender's prime
rate, through October, 1998.  The note is secured by
all the assets of the Company. The interest rate at
August 31, 1997 was 9.5%.                                    129,683     233,434

D. Loan Payable - Bank, payable in monthly installments
of $6,214 plus interest at 1% over the lender's prime
rate through October, 2001.  The note is secured by all
the assets of the Company. The interest rate at August
31, 1997 was 9.5%.                                           316,871     391,438

E. Loan Payable - Bank, payable in monthly installments
of $3,333 plus interest at 1% over lender's prime rate
through December, 2000. The loan is secured by all
assets of the Company.  The interest rate at August 31,
1997 was 9.5%.                                               133,334     173,333

F. Line of Credit - Bank, interest payable in monthly
installments at 1% over lender's prime rate. Principal
is due January 1, 1998.  Note is secured by all assets
of the Company.  The interest rate at August 31, 1997
was 9.5%.                                                    630,000     592,000

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



NOTE 6.  CONTINUED


G.   Obligation Under Capital Lease - equipment, payable
in monthly installments of $187, through February 1997,
including interest at 15.3%.  Secured by the equipment.          -0-          900

H.   Obligation Under Capital Lease - equipment, payable
in monthly installments of $1,292, through July 1997,
including interest at 18.0%.  Secured by the equipment.          -0-       13,096

I.   Obligation Under Capital Lease - equipment, payable
in monthly installments of $331, through July 1997,
including interest at 20.7%.  Secured by the equipment.          -0-        3,038

J.   Obligation Under Capital Lease - equipment, payable
in monthly installments of $363, through July 1997,
including interest at 20.4%.  Secured by the equipment.          -0-        3,339

K.   Obligation Under Capital Lease - machinery, payable
in monthly installments of $532, through April 1997,
including interest at 19.4%.  Secured by the machinery.          -0-        3,031

L.   Obligation Under Capital Lease - machinery, payable
in monthly installments of $573, through November 1998,
including interest at 17.3%.  Secured by the machinery.        7,275       12,518

M.   Obligation Under Capital Lease - machinery, payable
in monthly installments of $444, through September
1997, including interest at 19.2%.  Secured by the
machinery.                                                       -0-        4,477

N.   Obligation Under Capital Lease - improvements,
payable in monthly installments of $628, through
November 1998, including interest at 8.17%.  Secured by
the improvements.                                              8,929       15,445

O.   Loan Payable - Bank, payable in monthly installments
of $731, through December 1998, including interest at
8.49%.  Secured by an automobile.                             11,028       18,518
 Total                                                     1,644,373    1,892,104
 Amounts due within one year                                 869,611      877,737
                                                          $  774,762   $1,014,367
                                                          =======================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



NOTE 6.  CONTINUED

  The  debt and lease maturities for the next five years are as follows:


                 August 31, 1998             $  869,611
                 August 31, 1999                553,608
                 August 31, 2000                114,568
                 August 31, 2001                 87,901
                 August 31, 2002                 18,685
                                             $1,644,373
                                             ==========

  Interest expense for the years ended August 31, 1997 and 1996 totaled $162,191, and $196,346, respectively.

  Interest expense on obligations under capital leases for the years ended August 31, 1997 and 1996 was $4,667 and $11,788, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 1997 and 1996 was $26,723 and $26,722, respectively.

  Although notes payable to directors, officers, and shareholders totaling $407,253 are due upon demand, they have been classified as non current as the Company does not expect to pay these balances within the next fiscal year.

NOTE 7.  LOAN COVENANTS

  Under the terms of the loan agreement with the bank the Company must maintain the following covenants:

  1.   Maintain a current ratio of not less than 1.00 to 1.00

  2. Maintain a net worth plus subordinated debt of not less than $650,000.

  3. Maintain a ratio of total liabilities to net worth plus subordinated debt of not more than 5 to 1.

  4.   Maintain a debt service coverage ratio of not less than 1.25 to 1.

  As of August 31, 1997, the Company was in compliance with its loan covenants.

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

                                                       August 31, 1997 and 1996



NOTE 9.  INCOME TAXES

  The provision for income taxes consists of the following components:


                                                       1997          1996
                                                     ----------------------
Current:
 Tax Due (Refundable)                                $329,071      $(41,601)
 Tax (Benefit) Recovery of Investment Tax Credits     (13,868)       13,868
  Net Tax Expense (Recovery)                         $315,203      $(27,733)
                                                     ======================

  Deferred taxes are detailed as follows:


                                                       1997          1996
                                                     ----------------------
Deferred Income Tax Liability - Depreciation         $ 41,826      $ 28,492
Deferred Income Tax Assets
    Accrued Expenses                                   64,469       160,443
Valuation Allowance                                   (22,643)     (131,951)
                                                     ======================
Net Deferred Income Tax Asset                          41,826        28,492
Net Deferred Income Taxes                            $  -0-        $  -0-
===========================================================================

  The valuation allowance was estimated to offset the deferred tax asset because it is uncertain that the company will ever realize the tax benefit.

  During the year ended August 31, 1997 the Company utilized investment credits totaling $13,868 to offset its current year federal income taxes.

NOTE 10.  RELATED PARTY TRANSACTIONS

 A.  Notes Payable

     As disclosed in Note 6 to the financial statements, certain stockholders and officers are major creditors of the Company. Amounts due to the stockholders and officers as of August 31, 1997 and 1996 totaled $407,253. Interest accrued on these notes at August 31, 1997 and 1996 totaled $371,617 and $320,329, respectively. Interest expense accrued for the years ended August 31, 1997 and 1996 was $51,288 and $48,770, respectively.

 B.  Asset Held for Resale

     During the year ended August 31, 1995, the Company purchased an airplane for $27,283 from a related party. It was the Company's intent to sell the airplane back to the related party within six months after the year ended August 31, 1995. During the year ended August 31, 1996, the Company capitalized $380 of expenses related to the airplane. During the year ended August 31, 1997 the Company decided not to sell the airplane and put the asset in service for use by the Company. $27,633 has been reclassified to transportation equipment.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



NOTE 11. CASH FLOW DISCLOSURES

  Interest and income taxes paid for the years ended August 31, 1997 and 1996 were as follows:



                                                     1997         1996
                                                  ---------------------
     Interest                                     $116,312     $146,039
                                                  =====================
     Income Taxes                                 $444,300     $ 25,000
                                                  =====================
     Non-Cash Investing Activities
       Property Acquired Under Capital
                 Lease                            $    -0-     $ 21,452
                                                  =====================
     Debt Financing For Purchase of
       Auto                                       $    -0-     $ 23,172
                                                  =====================

  Income tax refunds received during the years ended August 31, 1997 and 1996 was $16,647 and $26,845, respectively.

NOTE 12. DEFINED BENEFIT PENSION PLAN

  The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 1997 and 1996 was $37,720 and $22,859, respectively. Pension contributions due to the plan at August 31, 1997 and 1996 were $49,460 and $22,859, respectively. As of August 31, 1997 the defined benefit pension plan is funded in accordance with ERISA.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1997 and 1996



NOTE 12.  CONTINUED

  The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 1997 and 1996.


                                                                           1997          1996
                                                                         ----------------------
Actuarial present value of benefit obligations:
    Accumulated benefit obligations, including vested benefits of
        $124,051 and $79,658, respectively.                              $143,126      $ 99,372

Projected benefit obligation for service rendered to date.                182,428        99,704

Plan assets at fair value                                                 135,413        78,264
Projected benefit obligation in excess of plan assets.                     47,015        21,440

Unrecognized net gain from past experience different from that
    assumed and effect of changes in assumptions.                           1,662        21,626

Prior service cost not yet recognized in net periodic pension cost        (11,193)        -0-

Unrecognized net obligation at date of initial application of FAS-87      (34,827)      (36,221)

(Prepaid) accrued cost                                                   $  2,657      $ (6,845)
===============================================================================================
Net pension cost for 1997 and 1996 includes the following components:
    Service cost - benefits earned during the period                     $ 28,692      $ 28,496
    Interest cost on projected benefit obligation                           6,486         5,272
    Interest cost due to late quarterly contributions                       -0-           -0-

    Actual return on plan assets                                          (26,417)       (7,627)
    Amortization of Actuarial Gains and Net Transition Asset               21,649         4,966

Net periodic pension costs                                               $ 30,410      $ 31,107
===============================================================================================

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

                                                        August 31, 1997 and 1996



NOTE 14.  SETTLEMENT AGREEMENT

  During the year ended August 31, 1997, the Company reached a settlement with Chrysler Corporation regarding the production of a van seat line which was discontinued during the year ended August 31, 1995. The settlement is for reimbursements of costs incurred by the Company in preparation of the production volumes promised by Chrysler Corporation which were never realized. The amount of this settlement was $350,000 and is included in miscellaneous income on the statement of income for the year ended August 31, 1997.

                       [FREEDMAN & GOLDBERG LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying balance sheet of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1995, and the related statement of income, statement of changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules on pages 12 through 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully,


/s/ Freedman & Goldberg
-----------------------
Freedman & Goldberg
Certified Public Accountants
Farmington Hills, Michigan
November 28, 1995

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================

                                                           AS OF AUGUST 31, 1995



                                    ASSETS
Current Assets
     Cash                                                 $   98,402
     Accounts Receivable - Trade, Net                      1,246,241
     Accounts Receivable - Other                              20,000
     Inventories                                             578,712
     Prepaid Expenses                                        130,066
          Total Current Assets                                        $2,073,421
Property and Equipment, Net                                            1,874,680
Other Assets
     Deposits                                                 20,710
     Assets Held for Resale                                   27,283
          Total Other Assets                                              47,993
               Total Assets                                           $3,996,094
================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable - Trade                             $  761,105
     Current Maturities of Long-Term Debt                    907,893
     Accrued Expenses                                      1,166,720
          Total Current Liabilities                                   $2,835,718
Long-Term Debt - Less Current Maturities                                 807,396
          Total Liabilities                                            3,643,114
Stockholders' Deficit
     Common Stock, $.01 Par Value,
    7,000,000 Shares Authorized,
    7,000,000 Shares Issued and Outstanding                   70,000
     Preferred Stock, Class A, 4% Non-Cumulative
    Non-Voting, Each Share Convertible into
    One Share of Common Stock, Par Value $.01,
    Stated Value $1.00, 500,000 Shares Authorized,
    175,000 Shares Issued and Outstanding                    175,000
     Additional Paid-In Capital                              366,365
     Accumulated Deficit                                    (258,385)
          Total Stockholders' Equity                                     352,980
          Total Liabilities and Stockholders' Equity                  $3,996,094
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                             STATEMENT OF INCOME
================================================================================

                                              FOR THE YEAR ENDED AUGUST 31, 1995


Sales, Net                                                           $9,566,217
Cost of Sales                                                         8,092,147
Gross Profit                                                          1,474,070
Selling, General and Administrative Expenses                            843,211
Operating Income                                                        630,859
Other Income (Expense)
  Interest Expense                                       $(157,065)
  Miscellaneous Income                                      13,516
  Gain on Sale of Asset                                      4,187
   Total Other Income (Expense)                                      $ (139,362)
Income Before Income Taxes                                              491,497
Income Taxes                                                            124,846
Net Income From Continuing Operations                                   366,651
Discontinued Operations:
  Loss from operations of van seat production
  disposed of (net of income tax benefits of $8,900)                    (17,234)

Net Income Before Extraordinary Items                                   349,417
Extraordinary Items:
  Loss of disposal of equipment for van seat
  production (net of income tax benefit of $11,600)         (22,649)
  Utilization of operating loss carryforward                 47,200
Net of Extraordinary Items                                               24,551
Net Income                                                           $  373,968
===============================================================================


Net Income Per Share                                                     $  .05
===============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                              FOR THE YEAR ENDED AUGUST 31, 1995







                                   Common                            Additional Paid-     Accumulated
                                   Stock     Preferred Stock           In Capital           Deficit
                              -----------------------------------------------------------------------
Balance, September 1,
  1994, as Previously Reported     $43,982         $175,000              $242,384           $(577,576)


Adjustment in Connection
  with Pooling of Interests         26,018              -0-               123,981             (54,777)

Balance, September 1, 1994,
  as Restated                       70,000          175,000               366,365            (632,353)

Net Income                             -0-              -0-                   -0-             373,968

Balance, August 31, 1995           $70,000         $175,000              $366,365           $(258,385)
=====================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                         STATEMENT OF CASH FLOWS
================================================================================

                                              FOR THE YEAR ENDED AUGUST 31, 1995

-----------------------------------------------------------------------------
Cash Flows From Operations
 Net Income                                           $ 373,968
 Adjustments to Reconcile Net Income to Net
  Cash Provided By Operating Activities
   Depreciation and Amortization                        161,916
   Extraordinary Item - Loss on Disposal of
     Equipment                                          34,249
   Gain on Sale of Asset                                (4,187)
   (Increase) Decrease In:
     Accounts Receivable                                215,117
     Inventories                                          6,338
     Prepaid Expenses                                   (70,348)
     Asset Held For Resale                              (27,283)
     Deposits                                             2,265
   Increase (Decrease) In:
     Accounts Payable                                  (185,041)
     Accrued Expenses                                  (103,227)
   Net Cash Provided By Operating
     Activities                                                      $ 403,767
Cash Flows From Investing Activities
  Equipment Purchases                                  (296,705)
  Proceeds From Sale of Assets                           55,100
   Net Cash Used By Investing Activities                              (241,605)
Cash Flows From Financing Activities
  Principal Payments on Debt                                           (83,705)
Increase in Cash                                                        78,457
Balance, September 1, 1994, as Previously Reported       15,868
Adjustment in Connection with Pooling of Interests        4,077
Balance, September 1, 1994, as Restated                                 19,945
Balance, August 31, 1995                                             $  98,402
==============================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                 AUGUST 31, 1995



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

 For the year ended August 31, 1995, Ford Motor Company sales of $8,715,466 amounted to 91% of total sales. This trend is expected to continue in the future.

 Substantially all of the accounts receivable are from the major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

 B. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Depreciation charged to operations was $161,460 for the year ended August 31, 1995. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

 C. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 1995 consisted of the following:


                     Raw Material                $281,614
                     Work in Process              229,948
                     Finished Goods                67,150
                                                 $578,712
                                                 ========

 D. Royalty Income - In January 1991, Knusaga entered into a royalty agreement with Integram Seating for patented seat risers. Integram pays Knusaga royalties for seat risers sold by Integram at a rate of 9.46% of each unit sold. The agreement ended on July 31, 1995, or on such date as Integram ceases to use the risers. Integram discontinued the use of the patented seat risers in May, 1995.

 Royalty income for the year ended August 31, 1995, was $128,390 which is included in the discontinued operations - loss from operations of van seat production disposed of. See Note 13 for details.

 E. Major Supplier - At August 31, 1995, 61% of the accounts payable - trade, was to a major supplier. The Company believes there is no potential credit risk pertaining to the major supplier.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                 AUGUST 31, 1995



NOTE 2.  LOAN COSTS

 Costs incurred in connection with the Company's securing of a loan from Michigan National Bank in October, 1989 are being amortized on a straight line basis over the term of the loan. Amortization expense totaled $456 for the year ended August 31, 1995.

NOTE 3.  PREPAID EXPENSES

 The following is a detail of the prepaid expenses as of August 31, 1995:


        Prepaid Insurance                $100,910
        Prepaid Taxes                      29,156
         Total Prepaid Expenses          $130,066
                                         ========

NOTE 4.  PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:


    Land                                      $   24,847
    Land Improvements                             10,230
    Buildings                                  1,293,605
    Machinery and Equipment                      846,478
    Furniture and Fixtures                        72,607
    Autos and Truck                               58,909
    Obligations Under Capital Leases             185,663
                                               2,492,339
    Less:  Accumulated Depreciation              617,659
    Net Property and Equipment                $1,874,680
                                              ==========

NOTE 5.  ACCRUED EXPENSES

 The  following is a detail of the accrued expenses as of August 31, 1995.



    Accrued Insurance                         $   71,845
    Accrued Interest - Shareholders              271,628
    Accrued Interest - Other                       9,904
    Accrued Payroll                              569,860
    Accrued Pension                               12,131
    Accrued Professional Fees                     22,225
    Accrued Research & Development Expenses       90,000
    Accrued Taxes                                119,127
     Total Accrued Expenses                   $1,166,720
                                              ==========

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                 AUGUST 31, 1995



NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

Notes payable and obligations under capital leases consist of the following:


A. Notes payable -  directors, officers, and shareholders, bearing interest at annual rates of 10% to 12%.  The notes are payable on
demand and are unsecured.                                               $407,253

B. Non-interest bearing note payable, replacing prior years'
accrued royalties. Payments on note are contingent upon the
Company reporting a positive net worth.                                   35,284

C. Loan Payable - Bank, payable in monthly installments of $24,300 through October 1994, including interest at 1 1/2% over Michigan
National Bank's prime rate.  The note matured October, 1994 at which time the remaining principle was refinanced into two term loans with maturity dates of October 1998, and October 2001, including interest at 1% over the lender's prime rate.  The note
is secured by all the assets of the Company.   The interest rate
at August 31, 1995 was 9.75%.                                            803,192

D. Line of Credit - Bank, interest payable in monthly installments at 1% over Michigan National Bank's prime rate. Principal is due
October, 1995.  Note is secured by all assets of the Company.  The
interest rate at August 31, 1995 was 9.75%.                              390,000

E. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,395, through November 1995, including interest
at 13.6%.  Secured by the machinery.                                       2,712

F. Obligation Under Capital Lease - equipment, payable in monthly installments of $187, through February 1997, including interest at
15.3%.  Secured by the equipment.                                          2,842

G. Obligation Under Capital Lease - machinery, payable in monthly installments of $681, through November 1995, including interest at
15.6%.  Secured by the machinery.                                          1,994

H. Obligation Under Capital Lease - equipment, payable in monthly installments of $1,292, through July 1997, including interest at
18.0%.  Secured by the equipment.                                         25,287

I. Obligation Under Capital Lease - equipment, payable in monthly installments of $331, through July 1997, including interest at
20.7%.  Secured by the equipment.                                          6,101

J. Obligation Under Capital Lease - equipment, payable in monthly installments of $363, through July 1997, including interest at
20.4%.  Secured by the equipment.                                          6,713

K. Obligation Under Capital Lease - machinery, payable in monthly installments of $532, through April 1997, including interest at
19.4%.  Secured by the machinery.                                          8,325

L. Obligation Under Capital Lease - machinery, payable in monthly installments of $573, through November 1998, including interest at
17.3%.  Secured by the machinery.                                         16,990

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                AUGUST 31, 1995



M.  Obligation Under Capital Lease - machinery, payable in monthly installments of $444, through July 1997, including interest at
19.2%.  Secured by the machinery.                                          8,596
 Total                                                                 1,715,289
 Amounts due within one year                                             907,893
                                                                      $  807,396
                                                                      ==========
The  debt and lease maturities for the next five years are as follows:


                August 31, 1996               $  907,893
                August 31, 1997                  352,792
                August 31, 1998                  184,389
                August 31, 1999                  180,303
                August 31, 2000                   89,912
                                              $1,715,289
                                              ==========

  Interest expense for the year ended August 31, 1995 totaled $157,065. Interest expense included in the loss from operations of van seat production disposed of totaled $33,019 for the year ended August 31, 1995.

  Although notes payable to directors, officers, and shareholders totaling $407,253 are due upon demand, $105,836 have been classified as non current as the Company does not expect to pay these balances within the next fiscal year.

NOTE 7.  PER SHARE COMPUTATION

  Earnings per share for 1995 have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.


NOTE 8.  RELATED PARTY TRANSACTIONS

A.   Notes Payable

  As disclosed in Note 6 to the financial statements, certain stockholders and officers are major creditors of the Company. Amounts due to the stockholders and officers as of August 31, 1995 totaled $407,253. Interest accrued on these notes at August 31, 1995 totaled $271,559.
  Interest paid for the year ended August 31, 1995 was $-0-.

B.   Asset Held for Resale

  The Company purchased an airplane for $27,283 from a related party. It is the Company's intent to sell the airplane back to the related party within six months after the year ended August 31, 1995.

NOTE 9.  RESEARCH AND DEVELOPMENT EXPENSES

  The amounts expensed as research and development expenses for the year ended August 31, 1995 was $75,000.

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                 AUGUST 31, 1995



NOTE 10. CASH FLOW DISCLOSURES

Interest and income taxes paid for the year ended August 31, 1995 were as follows:


           Interest                                       $142,840
                                                          ========
           Income Taxes                                   $ 64,000
                                                          ========

           Non-Cash Investing Activities
               Property Acquired Under Capital Lease      $ 12,330
                                                          ========
               Proceeds Due From Sale of Asset            $ 20,000
                                                          ========

NOTE 11. DEFINED BENEFIT PENSION PLAN

The Company sponsors a defined benefit pension plan that cover all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the year ended August 31, 1995 was $12,131. Pension contributions due to the plan at August 31, 1995 were $12,131. As of August 31, 1995 the defined benefit pension plan is funded in accordance with ERISA.


NOTE 12. COMPANY MERGER

On September 1, 1994, the Company acquired Hydraulic Tubes and Fittings, Inc. in a business combination accounted for as a pooling of interests. Hydraulic Tubes and Fittings, Inc. which engages in the manufacturing of automotive tubing for the auto industry became a wholly owned subsidiary of the Company through the exchange of 2,601,753 shares of the Company's common stock for all of the outstanding stock of Hydraulic Tubes and Fittings, Inc. Hydraulic Tubes and Fittings, Inc. outstanding stock was then effectively canceled. The accompanying financial statements for the year ended August 31, 1995 are based on the assumptions that the companies were combined for the full year.

NOTE 13. EXTRAORDINARY ITEMS\DISCONTINUED OPERATIONS

A. As described in Note 12, on September 1, 1994, Hydraulic Tubes and Fittings, Inc. was acquired in a business combination accounted for as a pooling of interests. In January, 1995, the Knusaga Corporation's van seat production was discontinued by Chrysler Corporation. The results of operation from the van seat production is shown as a loss from discontinued operations of $17,234 (net of income tax benefit of $8,900).

Net sales of the van seat production for the year ended August 31, 1995 were $203,284. This amount is not included in net sales in the accompanying income statement.

B. For the year ended August 31, 1995, the Company reported as an extraordinary item a loss of $22,649 (net of income tax benefit of $11,600) on disposal of equipment from van seat production. Equipment was sold for $70,000 and all other equipment disposed of was scrapped.

C. As of August 31, 1994, the Corporation utilized a net operating loss carryover of $138,758 available to offset federal taxable income. The net tax benefit of $47,200 was reported as an extraordinary item.

In addition, the Corporation utilized investment tax credits aggregating $23,699 for the year ended August 31, 1995.

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   27                                           Financial Data Schedule