Form 10QSB
period 1997-11-30
KNUSAGA CORP
filed 1998-03-16
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-QSB


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended November 30, 1997

                         Commission File Number 0-7795

                              KNUSAGA CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   62-1004034
                    (I.R.S.) Employer Identification Number

                                3578 S. VAN DYKE
                               ALMONT, MI  48803
              (Address of principal executive office and zip code)

       Registrant's telephone number (include area code):  (810) 798-8567

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             X  YES         NO
                            ---         ---
Shares of Common Stock Par Value $.04, outstanding:  7,000,000.

RESULTS OF OPERATIONS


Net Sales increased 52% in the first quarter of fiscal year ending August 1998 to $2,988,000. This represents a volume increase of $1,018,000 as compared to the first quarter of 1996. The majority of the sales increase is due to increased production and tubing requirements of our customer, Ford Truck Division, Louisville, Kentucky. There are no price increases in net sales for this period. The reason being is that the truck industry does not allow price increases on parts once placed in production.

Gross profits from operations increased to 26.1% of sales during the quarter November 30, 1997, as compared to year earlier period of 12.9%. This positive result is primarily due to a reduction of raw material cost, and secondarily to increased labor efficiency.

Selling and Administrative expenses decreased to 8.0% of sales during the quarter as compared to 9.5% of the year earlier period.

Net income increased to $327,000 for the quarter as compared to $14,000 of the previous year. The significant improvement in net income is the result of stable margins on improved sales and the reduction of material cost and other expenses.


LIQUIDITY AND SOURCES OF CAPITAL

The company's cash flow position before financing activities for the three months ending November 30, 1997, generated $383,000. This cash flow, along with a bank balance reduction of $260,000, was used to reduce short and long-term debt.


CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                              KNUSAGA CORPORATION
                           BALANCE SHEET (UNAUDITED)
                               NOVEMBER 30, 1997



ASSETS                                           November 30, 1997
CASH                                                $   16,234
ACCOUNTS RECEIVABLE                                 $1,354,629
  ACCOUNTS RECEIVABLE - OTHER                       $   94,143
INVENTORIES                                         $  473,344
PREPAID EXPENSE                                     $   94,312
                                                    ----------
      TOTAL CURRENT ASSETS                          $2,032,662

NET PROPERTY, PLANT AND EQUIPMENT                   $2,089,733
OTHER ASSETS                                        $    2,646
                                                    ----------
      TOTAL ASSETS                                  $4,125,041

LIABILITIES

ACCOUNTS PAYABLE                                    $  625,283
NOTES PAYABLE                                       $  268,320
ACCRUED LIABILITIES                                 $  307,828
                                                    ----------
      TOTAL CURRENT LIABILITIES                     $1,201,431

LONG TERM DEBT                                      $1,316,540
                                                    ----------
      TOTAL LIABILITIES                             $2,517,971

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per
share authorized 7,000,000 shares
issued and outstanding.                             $   70,000

Preferred stock, par value $.01 per
share authorized 500,000 shares,
issued and outstanding 175,000 of
Class A $1.00 stated value, 4%
non-cumulative, non-voting.                         $  175,000

ADDITIONAL PAID-IN CAPITAL                          $  366,365

RETAINED EARNINGS                                   $  995,705
                                                    ----------
      TOTAL STOCKHOLDERS EQUITY                     $1,607,070
                                                    ----------
      TOTAL LIABILITIES AND
      STOCKHOLDERS EQUITY                           $4,125,041

                              KNUSAGA CORPORATION
                        STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                    NOVEMBER 30, 1997 AND NOVEMBER 30, 1996



                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                              NOVEMBER 30, 1997        NOVEMBER 30, 1996
NET SALES                                          $2,988,804              $1,971,113

COST OF GOODS SOLD                                 $2,208,638              $1,716,464
                                                   ----------              ----------
   GROSS PROFIT                                    $  780,166              $  254,649

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                           $  238,204              $  188,127

MISC. INCOME (EXPENSE)                             $   44,306              ($  50,366)
                                                   ----------              ----------
   INCOME (LOSS) BEFORE TAXES                      $  497,657              $   16,156

PROVISION FOR FEDERAL INCOME TAXES                 $  170,195              $    2,500
                                                   ----------              ----------
NET INCOME BEFORE EXTRAORDINARY ITEMS              $  327,462              $   13,656

EXTRAORDINARY ITEMS:

   TAX BENEFIT OF OPERATING LOSS
   CARRYFORWARD
                                                   ----------              ----------
   NET INCOME                                      $  327,462              $   13,656

PAR SHARE OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS:
                                                    7,000,000               7,000,000
AVERAGE OUTSTANDING SHARES                             .04                    0.00


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                              KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                    NOVEMBER 30, 1997 AND NOVEMBER 30, 1996



                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED

                                                  NOVEMBER 30, 1997  NOVEMBER 30, 1996
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,
NON-CASH EXPENSE INCLUDED IN NET INCOME                 $327,462           $ 13,656
   DEPRECIATION                                         $ 71,250           $ 50,787

(INCREASE) DECREASE IN:
   ACCOUNTS RECEIVABLE                                  $ 70,915          ($174,788)
   INVENTORIES                                          $100,109           $ 32,002
   PREPAID EXPENSES                                     $  8,759           $ 40,909
   OTHER ASSETS                                        ($ 62,100)         ($  2,941)

INCREASE (DECREASE) IN:
   ACCOUNTS PAYABLE                                    ($ 84,588)          $ 35,691
   ACCRUED LIABILITIES                                  $ 21,197           $ 33,859
                                                       ---------          ---------
   NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                 $453,004           $ 29,175

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                 ($ 69,706)         ($ 54,873)
                                                       ---------          ---------
   NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES                                ($ 69,706)         ($ 54,873)

CASH PROVIDED BY (USED FOR) BEFORE
FINANCING ACTIVITIES                                    $383,298          ($ 25,698)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
   SHORT-TERM                                          ($580,000)          $105,000
   LONG-TERM                                           ($ 63,358)         ($ 91,675)
                                                       ---------          ---------
   NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                ($643,358)          $ 13,325

INCREASE (DECREASE) IN CASH                            ($260,060)         ($ 12,373)
BALANCE AT BEGINNING OF PERIOD                          $276,294           $ 34,020

BALANCE AT END OF PERIOD                                $ 16,234           $ 21,647

                                EXHIBIT INDEX
                                -------------


Exhibit No.                    Description
-----------                    -----------
    27                         Financial Data Schedule
