Form 10QSB
period 1998-02-28
KNUSAGA CORP
filed 1998-04-22
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-QSB


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended February 28, 1998

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

RESULTS OF OPERATIONS


Net Sales decreased 54% in the second quarter of fiscal year ending August 1998 to $1,163,433. The majority of this sales decrease is due to our largest customer, Ford Truck Division, Louisville, Kentucky, shutting down the production of their HN-80 lines of heavy-duty trucks at the end of December 1997.

Freightliner Corporation purchased the vehicle line from Ford Motor Company. Freightliner's intention is to use the months of January 1998 - March 1998 to transfer necessary equipment from Louisville, Kentucky to their plant in St. Thomas, Ontario, and make all necessary adjustments at that facility in order to produce the new product line. They are forecasting production to begin in the second half of April 1998. All current vendors of the HN-80 line at Ford Truck Division will be retained by Freightliner.

In the month of January 1998, Knusaga Corporation purchased a six-way power seat track line of business from ITT for $315,000. The customer base for this product line is mainly the motor home industry serviced by independent distributors. In the first year of operation, we are projecting $3,500,000 of sales.

Gross profits from operations decreased to a negative $243,973. This is partially attributable to fixed costs remaining constant with the severe reduction in sales volume. Also, during this period, the plant machine lay-out was drastically changed from a batch and que processing method to a work cell concept at a cost of $130,000.

Selling and Administrative expenses increased to 21% of sales during the quarter as compared to 9% for the year earlier period. The increased percentage is attributable to fixed costs remaining constant as compared to the reduced sales volume.

Net income decreased to a negative $349,641 for the quarter as compared to a positive $155,108 for the previous year. The significant decrease in net income is the result of lower sales and production volumes due to the purchase of the HN-80 line of trucks by Freightliner from Ford Truck causing the three month delay of shipments for this product line.


LIQUIDITY AND SOURCES OF CAPITAL

The company's cash flow generated $106,002 from operating activities. The purchase of the seat track product line and other machinery requirements totaling $407,860 was financed from cash flow and bank borrowing of $326,565 resulting in a $7,761 decrease in our cash balance.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                              KNUSAGA CORPORATION
                           BALANCE SHEET (UNAUDITED)
                               FEBRUARY 28, 1998



ASSETS                             February 28, 1998
CASH                                    $    8,473
ACCOUNTS RECEIVABLE                     $  699,248
NOTES RECEIVABLE                        $   94,143
INVENTORIES                             $  662,564
PREPAID EXPENSE                         $  181,365
                                        ----------

 TOTAL CURRENT ASSETS                   $1,645,793

NET PROPERTY, PLANT AND EQUIPMENT       $2,419,405

OTHER ASSETS                            $   23,362
                                        ----------
 TOTAL ASSETS                           $4,088,560

LIABILITIES

ACCOUNTS PAYABLE                        $  870,012
NOTES PAYABLE                           $  413,320
ACCRUED LIABILITIES                     $   49,694
                                        ----------

 TOTAL CURRENT LIABILITIES              $1,333,026

LONG TERM DEBT                          $1,498,105
                                        ----------
 TOTAL LIABILITIES                      $2,831,131

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per
share authorized 7,000,000 shares
issued and outstanding.                 $   70,000

Preferred stock, par value $.01 per
share authorized 500,000 shares,
issued and outstanding 175,000 of
Class A $1.00 stated value, 4%
non-cumulative, non-voting.             $  175,000
ADDITIONAL PAID-IN CAPITAL              $  366,365
RETAINED EARNINGS                       $  646,064
                                        ----------
 TOTAL STOCKHOLDERS EQUITY              $1,257,429
                                        ----------
 TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                    $4,088,560

                              KNUSAGA CORPORATION
                        STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                    FEBRUARY 28, 1998 AND FEBRUARY 28, 1997



                                        (UNAUDITED)                      (UNAUDITED)
                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                             FEB. 28, 1998       FEB. 28, 1997   FEB. 28, 1998    FEB. 28, 1997
NET SALES                       $1,163,433          $2,539,739     $4,152,237       $4,510,852

COST OF GOODS SOLD              $1,407,406          $2,018,725     $3,616,044       $3,735,189
                             -------------  ------------------  -------------    -------------

 GROSS PROFIT                  ($  243,973)         $  521,014     $  536,193       $  775,663

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         $  250,366          $  222,706     $  488,570       $  410,833

MISC. INCOME (EXPENSE)         ($   29,422)        ($   65,000)   ($   73,728)     ($  115,366)
                             -------------  ------------------  -------------    -------------

 INCOME (LOSS) BEFORE TAXES    ($  523,761)         $  233,308    ($   26,105)      $  249,464

PROVISION FOR FEDERAL
INCOME TAXES                   ($  174,120)         $   78,200    ($    3,925)      $   80,700
                             -------------  ------------------  -------------    -------------

NET INCOME BEFORE
EXTRAORDINARY ITEMS            ($  349,641)         $  155,108    ($   22,180)      $  168,764

EXTRAORDINARY ITEMS:

 WRITE OFF R S HUGHES IND.

 TAX BENEFIT OF OPERATING
 LOSS CARRYFORWARD
                             -------------  ------------------  -------------    -------------

 NET INCOME                    ($  349,641)         $  155,108    ($   22,180)      $  168,764

PAR SHARE OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS:

 NET INCOME (LOSS) FROM
 OPERATIONS PER SHARE              0.00                 0.03           0.00             0.03

 CASH DIVIDENDS                    NONE                 NONE           NONE             NONE

AVERAGE OUTSTANDING SHARES       7,000,000           7,000,000      7,000,000        7,000,000

THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL
ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                              KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                SIX MONTHS ENDED
                    FEBRUARY 28, 1997 AND FEBRUARY 28, 1998



                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                  FEBRUARY 28, 1998  FEBRUARY 28, 1997
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,
NON-CASH EXPENSE INCLUDED IN NET INCOME              ($349,641)          $168,762
 DEPRECIATION                                         $ 78,187           $103,525

(INCREASE) DECREASE IN:
 ACCOUNTS RECEIVABLE                                  $655,381          ($417,310)
 INVENTORIES                                         ($189,220)         ($    306)
 PREPAID EXPENSES                                    ($ 87,053)          $113,412
 OTHER ASSETS                                        ($ 20,716)         ($  3,001)

INCREASE (DECREASE) IN:
 ACCOUNTS PAYABLE                                     $299,784           $129,292
 ACCRUED LIABILITIES                                 ($280,720)          $ 83,632
                                                  ------------      -------------

 NET CASH PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES                                 $106,002           $178,006

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                               ($407,860)         ($106,751)
                                                                    -------------
 NET CASH PROVIDED BY (USED FOR)
 INVESTING ACTIVITIES                                ($407,860)         ($106,751)
                                                  ------------
CASH PROVIDED BY (USED FOR) BEFORE
FINANCING ACTIVITIES                                  $301,858           $ 71,255

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
 SHORT-TERM                                           $ 70,000           $ 85,000
 LONG-TERM                                            $256,565          ($161,495)
                                                  ------------      -------------

 NET CASH PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES                                 $326,565          ($ 76,495)

INCREASE (DECREASE) IN CASH                           $ 24,707          ($  5,240)
BALANCE AT BEGINNING OF PERIOD                        $ 16,234           $ 34,020

BALANCE AT END OF PERIOD                              $  8,473           $ 28,780

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        KNUSAGA CORPORATION



Dated:  April 22, 1998                  BY:  /s/ Gerald Warzynski
                                             --------------------
                                             Gerald Warzynski
                                             Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
------------                                    -----------
   27                                           Financial Data Schedule