Form 10QSB
period 1998-05-31
KNUSAGA CORP
filed 1999-02-05
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 1998

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

                                /X/ YES / /  NO
                                ---     ---
Shares of Common Stock Par Value $.01, outstanding:  7,000,000.

RESULTS OF OPERATIONS
---------------------


Net Sales decreased 6% in the third quarter of the fiscal year ending August 1998 compared to the same quarter a year ago. In the tubing sector of the Registrant's business, the Ford Kentucky Truck Plant historically accounted for 75% of sales. At that plant Ford operated two assembly lines which received tubing from the Registrant, one for Medium Trucks and the second for Heavy Trucks. In November of 1997 Ford discontinued production of Medium Trucks at the plant. Ford resumed production of Medium Trucks in Mexico during the current quarter but at reduced rates compared to the former Kentucky truck plant. December of 1997 Ford also discontinued production of Heavy Trucks at the Kentucky plant and sold the Heavy Truck business to Freightliner Corporation. Freightliner resumed production of the former Ford Heavy Duty Truck at their St. Thomas, Ontario Plant during the current quarter but also at substantially lower rates than formerly produced at Ford's Kentucky Plant. As a result shipments of tubing decreased $1,286,753 during the current quarter compared to a year ago. It is not expected that Ford will increase production in Mexico to former levels until the new Medium Truck begins production in March 1999. Freightliner is expected to reach the same production rate as the former Kentucky Truck plant by the end of December 1998.

In the month of January 1998, Knusaga Corporation purchased a six-way power seat track line of business from ITT. This new business produced $1,136,337 of sales in the current quarter, largely offsetting the decline in tubing sales.

Gross profits from operations decreased to a negative $134,697 due to unabsorbed overhead from the low sales volume in the tubing sector of the registrant's business.

In spite of the new seat track activity Selling and Administrative expenses decreased 11% because of expense reductions in the tubing sector.

Net income decreased to a negative $87,812 for the quarter as compared to a positive $453,686 for the previous year. The profit in the year ago quarter was inflated by a $350,000 settlement from Chrysler for a discontinued business.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

The company's operations consumed $534,412 of cash during the current quarter as a result of losses in the tubing sector and a build up of receivables and inventory in the seat track business. This cash requirement was financed primarily by short term borrowings.

CONTINGENT MATTERS
------------------

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                  MAY 31, 1998

ASSETS                                                 May 31, 1998

CASH                                                     $    5,291
ACCOUNTS RECEIVABLE                                      $1,085,992
NOTES RECEIVABLE                                         $   94,143
INVENTORIES                                              $  626,241
PREPAID EXPENSE                                          $  331,820
                                                         ----------

     TOTAL CURRENT ASSETS                                $2,136,795

NET PROPERTY, PLANT AND EQUIPMENT                        $2,389,742

OTHER ASSETS                                             $   22,861
                                                         ----------

     TOTAL ASSETS                                        $4,549,398

LIABILITIES

ACCOUNTS PAYABLE                                         $  839,845
NOTES PAYABLE                                            $  935,728
ACCRUED LIABILITIES                                      $   68,329
                                                         ----------

     TOTAL CURRENT LIABILITIES                           $1,843,902

LONG TERM DEBT                                           $1,535,879
                                                         ----------

     TOTAL LIABILITIES                                   $3,379,781

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized        $   70,000
7,000,000 shares issued and outstanding.

Preferred stock, par value $.01 per share                $  175,000
authorized 500,000 shares, issued and outstanding
175,000 of Class A $1.00 stated value, 4%
non-cumulative, non-voting.

ADDITIONAL PAID-IN CAPITAL                               $  366,365

RETAINED EARNINGS                                        $  558,252
                                                         ----------

     TOTAL STOCKHOLDERS EQUITY                           $1,169,617
                                                         ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                 $4,549,398

                                                 KNUSAGA CORPORATION
                                           STATEMENT OF INCOME (UNAUDITED)
                                                 THREE MONTHS ENDED
                                            MAY 31, 1998 AND MAY 31, 1997

                                                          (UNAUDITED)                            (UNAUDITED)
                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 MAY 31, 1998       MAY 31, 1997        MAY 31, 1998       MAY 31, 1997

NET SALES                                         $2,338,038         $2,488,274          $6,490,276         $6,999,126

COST OF GOODS SOLD                                $2,171,239         $1,828,113          $5,787,284         $5,563,302
                                                  ----------         ----------          ----------         ----------

     GROSS PROFIT                                 $  166,799         $  660,161          $  702,992         $1,435,824


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      $  254,685         $  287,162          $  743,255         $  697,995

MISC. INCOME (EXPENSE)                           ($   46,817)        $  320,522         ($  120,539)        $  205,156
                                                  ----------         ----------          ----------         ----------

     INCOME (LOSS) BEFORE TAXES                  ($  134,697)        $  693,521         ($  160,802)        $  942,985

PROVISION FOR FEDERAL INCOME TAXES               ($   46,885)        $  239,835         ($   50,810)        $  320,535
                                                  ----------         ----------          ----------         ----------

NET INCOME BEFORE EXTRAORDINARY ITEMS            ($   87,812)        $  453,686         ($  109,992)        $  622,450

EXTRAORDINARY ITEMS:

     WRITE OFF R S HUGHES IND.

     TAX BENEFIT OF OPERATING LOSS
     CARRYFORWARD                                 __________         __________          __________         __________

     NET INCOME                                  ($   87,812)        $  453,686         ($ 109,992)         $  622,450

PAR SHARE OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

     NET INCOME (LOSS) FROM
     OPERATIONS PER SHARE                           (0.01)              0.07               (0.02)              0.09

     CASH DIVIDENDS                                  NONE               NONE                NONE               NONE

AVERAGE OUTSTANDING SHARES                         7,000,000          7,000,000          7,000,000           7,000,000



THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                                     KNUSAGA CORPORATION
                               STATEMENT OF CASH FLOW (UNAUDITED)
                                     THREE MONTHS ENDED
                                MAY 31, 1997 AND MAY 31, 1998


                                                                             (UNAUDITED)
                                                                          THREE MONTHS ENDED

                                                                MAY 31, 1998             MAY 31, 1997

CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS, NON-CASH           ($ 87,812)                $622,448
EXPENSE INCLUDED IN NET INCOME
     DEPRECIATION                                                 $ 82,686                 $155,287

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                         ($386,744)               ($329,258)
     INVENTORIES                                                  $ 42,941                 $    953
     PREPAID EXPENSES                                            ($ 69,362)                $ 41,790
     OTHER ASSETS                                                                          $ 61,010

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                            ($ 85,222)                $ 58,927
     ACCRUED LIABILITIES                                          $ 21,621                 $141,256
                                                                  --------                 --------

     NET CASH PROVIDED BY (USED FOR)                             ($481,390)                $752,413
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                            $ 53,023                ($125,442)
                                                                                           --------

     NET CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES

CASH PROVIDED BY (USED FOR) BEFORE                               ($534,412)                $626,971
FINANCING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
     SHORT-TERM                                                   $505,579                ($420,000)
     LONG-TERM                                                    $ 25,579                ($202,750)
                                                                  --------                 --------

     NET CASH PROVIDED BY (USED FOR)                              $531,158                ($622,750)
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                                      ($  3,254)                $   4,221
BALANCE AT BEGINNING OF PERIOD                                    $  8,473                 $  34,020

BALANCE AT END OF PERIOD                                          $  5,219                 $  38,241


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        KNUSAGA CORPORATION

Dated:  December 23, 1998               BY:   /s/ James G. Musser
                                              -------------------
                                              James G. Musser
                                              President

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
------- ---                    -----------
Ex-27                          Financial Data Schedule