Form 10-K
period 1998-08-31
KNUSAGA CORP
filed 1999-02-12
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 1998 Commission File No. 0-7795

                               KNUSAGA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            DELAWARE                                    62-1004034
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                    3578 S. Van Dyke, Almont, Michigan 48003
                    ----------------------------------------
              (Address of Principal Executive Office and Zip Code)

Registrant's telephone number, including area code: (810) 798-2402 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

Number of shares outstanding as of August 31, 1998:  7,000,000

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

Item 1.   DESCRIPTION OF BUSINESS.

         Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 1998, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

         During said fiscal year, Registrant shipped some 800 different parts to the truck market which consisted of various air intake, exhaust and radiator tubes for medium and large over-the-road trucks. Registrant acquired this line of business on September 1, 1994, from a group of Registrant's shareholders through an issuance of 2,601,753 shares of its common stock for all of the issued and outstanding stock of Hydraulic Tubes and Fittings, Inc., a closely held Michigan corporation, followed by a merger of Hydraulic Tubes and Fittings, Inc., into Registrant. At the time of said acquisition, the shareholders of Hydraulic Tubes and Fittings, Inc., collectively owned 91.26% of the issued and outstanding common stock of Registrant. Following said acquisition, said shareholders' ownership of Registrant's common stock increased to 94.51%.

         In January of 1998, Registrant purchased the assets of a seat track business from ITT Electric Systems, Inc. at a total cost of $314,000. Equipment and tooling was moved from the ITT facility in Rochester, NY to a facility leased by the Registrant in Imlay City, MI during January of 1998 and production of the seat track began in February of 1998.

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

         The principle customer for Registrant's air intake, exhaust and radiator tubes was Ford Motor Company ("Ford"), which accounted for 87% of Registrant's sales for said products during its fiscal year ended August 31, 1997. Of those sales, 76% were for parts to be used as original equipment on flat bed, stake and semi tractor trucks and 11% were for parts to be used as replacement parts. Registrant's second biggest customer was Nova Bus, which accounted for 7% of Registrant's sales for said products during said fiscal year. In the fiscal year ending August 31, 1998 a new product, seat tracks, accounted for 27% of sales. Ford accounted for 59% of tube sales and a new customer, Freightliner Corporation, accounted for 19% of tube sales in the fiscal year ending August 31, 1998.

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

         The Registrant is a tier one supplier to Ford, Freightliner, and Volvo and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule.

         The Registrant's customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, customer purchase orders represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.

         Registrant's firm order backlog is just ten to fifteen working days.

         There are several competitors in the truck metal tube fabricating business, with Northern Tube being Registrant's major competitor for Ford's medium and large over-the-road truck tube business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

         The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. The Registrant uses three distributors located in Indiana, Texas and California to market the product.

         Research and development ("R&D") expenditures were made to Travel Products. Originally the Registrant paid Travel Products a 3% royalty, but for the past several years the Registrant has been paying Travel Products a monthly fee for R&D work with adjustments for extra work. R&D expenditures for the last three fiscal years were $185,000 in 1998, $60,000 in 1997, and $75,000 in 1996.

         The Registrant has 85 employees.

         The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks other than the patent relating to the seat riser discussed above. This patent expires in September, 2006.

Item 2.   DESCRIPTION OF PROPERTIES

         The Registrant owns a manufacturing building with attached office space and an attached warehouse located on 10 acres of land at 3578 South Van Dyke Road, Almont, Michigan. Registrant had previously been leasing office space in said facility from Hydraulic Tubes and Fittings, Inc., and acquired ownership of the entire facility when Hydraulic Tubes and Fittings, Inc., was merged into the Registrant. The Registrant also leases a facility in Imlay City, MI which it uses for the production of seat tracks.

         Registrant owns certain fabricating equipment, which is used for the fabrication of steel, aluminum, and copper tubes and certain assembly equipment and tooling which is used for the production of power seat tracks.

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

       5 (b) As of August 31, 1998, there were approximately 1,592 shareholders of Registrant's common stock.


       5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, convenants to loan agreements or other obligations to third parties with regard to dividend payments.

1 Item 6. SELECTED FINANCIAL DATA.





                                                                                      KNUSAGA CORPORATION
                                                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                               FIVE YEAR SUMMARY OF OPERATIONS

                                                       --------------------------------------------------------------------------
                                                            1994            1995           1996            1997            1998
                                                       --------------------------------------------------------------------------
From Operations
     Net Sales                                           $1,499,548      $9,566,217     $8,177,943      $9,473,273     $8,891,679
     Other Income, Net                                      377,420          17,703          5,538      $  347,098     $   83,875
     Unusual or Nonrecurring Items                           -0-             -0-            -0-             -0-            -0-
     Cost of Sales                                        1,289,321       8,092,147      7,342,353      $7,443,903     $7,960,423
     Selling, General & Administrative Expenses             324,124         843,211        671,457      $  973,503     $  918,497
     Interest Expense                                        44,873         157,065        196,346      $  162,191     $  153,616
     Income Taxes                                           107,000         124,846       ( 27,733)     $  315,203     $  (38,508)
     Income (Loss) From Continuing Operations               111,650         366,651          1,058      $  925,571     $  (18,474)

Income (Loss) Before Extraordinary Items                    111,650         349,417          1,058      $  925,571     $  (18,474)
Extraordinary Items                                         107,000          24,555        -0-             -0-              -0-
Net Income (Loss) Applicable to Common Stock                218,650         373,968          1,058      $  925,571     $  (18,474)

Per Share of Common Stock:
     Income (Loss) Before Extraordinary Item                    .03             .05            .00             .13            .00
     Extraordinary Item                                         .02             .00            .00               0              0
                                                       --------------- ------------------------------ --------------- -----------
     Net Income (Loss)                                 $        .05      $      .05     $      .00             .13            .00
                                                       --------------- ------------------------------ --------------- -----------
Dividends Per Share Declared on Common Stock (1)             -0-             -0-           -0-             -0-              -0-
Average Number of Common and Common Equivalent
     Shares Used in Determining per Share Amounts (2)     4,573,247       7,175,000      7,175,000       7,175,000      7,175,000



(1) The Company has not paid dividends on its outstanding common stock nor Class A preferred stock during the past five years.

(2) Income (Loss) per share has been calculated based on weighted average shares outstanding. The 4% preferred stock is a common stock equivalent.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         7(a) Net sales for the fiscal year ended August 31, 1998, decreased by $581,594 or 6.1% from the year ended August 31, 1997, which sales had increased by $1,295,330 or 15.8% from the prior fiscal year. The change in sales for fiscal year 1998 was a result of the following factors.

         In the tubing sector of the Registrant's business, the Ford Kentucky Truck Plant accounted for 75% of sales. At that plant Ford operated two assembly lines which received tubing from the Registrant, one for Medium Trucks and the second for Heavy Trucks. In November of 1997 Ford discontinued production of Medium Trucks at the plant. Ford did not resume production of Medium Trucks in Mexico until March of 1998. In December of 1997 Ford discontinued production of Heavy Trucks at the plant and sold the Heavy Truck business to Freightliner Corporation. Freightliner did not resume production at their St. Thomas, Ontario plant until March of 1998. The Registrant continues to supply the same parts for the medium and heavy trucks after these changes, however there was an interruption in production from November 1997 until March of 1998. The former Ford Heavy Truck is now marketed by Freightliner under the Sterling brand name.

         The seat track as a new line of business provided $2,410,865 of additional sales in the February through August 1998 partially offsetting the decline in the tubing business.

         Cost of goods sold for sales in fiscal year 1998 increased to 89.5% as a result of unabsorbed overhead during the November 1997 to March 1998 period. This compares to 78.6% in the fiscal year 1997 and 89.8% in the fiscal year 1996. Selling, general, and administrative expenses in fiscal year 1998 declined by $55,006 as a result of manpower reductions during the low production period which was only slightly offset by increased sales , general and administrative expenses for the seat track business.

       The events of fiscal 1998 reduced the Registrant's sales concentration with Ford from 87% in fiscal 1997 to 43% in fiscal 1998. Freightliner sales were 14% of sales but reflect only 6 months of shipments. Seat track sales were 27% of sales. Seat track sales are dispersed among a large number of end users.

       7(b) Liquidity and Capital Resources. The Registrant's working capital position declined in fiscal year 1998 to $313,823 on August 31, 1998, from a working capital position of $565,348 on August 31, 1997, and a working capital position of $90,843 on August 31, 1996. The reduction in working capital for fiscal 1998 is largely the result of reduced activity in the tubing section of the business.

       A loan payable to Michigan National Bank matured in October of 1994 at which time the remaining principle was refinanced into two term loans with maturity dates of October 1998 and October 2001, bearing interest at 1% over the lender's prime rate and secured by all assets of the Registrant. At August 31, 1998, the outstanding principal balance of both notes was $268,232 and the applicable interest rate was 9.5%.

         A third loan payable to Michigan Bank was created on December 6, 1995, to finance equipment purchases. Said loan has a maturity date of December 6, 2000, bears interest at .5% over the lender's prime rate and is secured by all assets of Registrant. At August 31, 1998, the outstanding principal balance was $93,334 and the applicable interest rate was 9.5%.

         Registrant has a line of credit with Michigan National Bank with interest payable in monthly installments at 1% over said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January of 1999. At August 31, 1998, the outstanding balance was $773,762 and the applicable interest rate was 9.5%

         The Registrant does not have any material commitment for capital expenditures in the current year.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The report of independent auditors and consolidated financial statements included on pages 13 through 29 of the annual financial report for the year ended August 31, 1998 and 1997 are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No response required.

                                    PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



                      NAME                  AGE                        POSITION
                     -----                  ---                        --------

           James G. Musser, Jr.              63                   Director/President
           Jerry D. Luptak                   76           Director/Vice President Finance and
                                                                    General Counsel
           Harold Beznos                     60              Director/Secretary-Treasurer
           J. Ted Beebe                      68                Executive Vice President



         The directors were elected in March, 1978 at the annual stockholders meeting to serve until their successors are duly elected and qualified. Because Registrant has not had another stockholders meeting, the directors have continued to act in their present capacities as directors of Registrant. The officers were appointed by the Board of Directors by Unanimous Written Consent effective March 2, 1998. Mr. Semon E. Knudsen , a director and Chairman of the Board since September 1 of 1977 died July 6, 1998.

         The following outlines the past and present occupations and business experience of the executive officers of the Registrant.

               MR. MUSSER is, and has been, a Director and President of the Registrant since September 1, 1977. He devotes 100% of his time per month to the business affairs of the Registrant.

               MR. LUPTAK has served in his present capacities with the Registrant since September 1, 1977. Currently, and for more than five years, he has been Chairman of the Board and Chief Executive Officer (formerly President) of Armada Corporation, a manufacturer of metal alloys, and has been actively engaged in real estate development including multifamily residential, single family residential, retail and office buildings. He devotes approximately 2% of his time per month to the business affairs of the Registrant.

               MR. BEZNOS has served in his present capacities with the Registrant since September 1, 1977. Currently, and for more than five years, he has been actively engaged in real estate development including multifamily, residential, single family residential, retail and office buildings. He devotes approximately 1% of his time per month to the business affairs of the Registrant.

               MR. BEEBE has been the Executive Vice President of the Registrant since November, 1979. He devotes 100% of his time per month to the business affairs of the Registrant.


Items 11
and 13.    MANAGEMENT REMUNERATIONS AND CERTAIN RELATIONSHIPS
           AND RELATED TRANSACTIONS.

         In the fiscal year ended August 31, 1998, Mr. Musser was paid $100,000 in salary and Mr. Beebe was paid $56,250 in salary. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 1998, and none is anticipated in the fiscal year ending August 31, 1999.

         Messrs. Beznos, Knudsen Trust, Luptak, and Musser have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a noted bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 1998, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, it assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Knudsen Trust, and Luptak bearing an annual interest rate of 12% and having a combined unpaid principal balance at August 31, 1998, of $141,417.

         In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 1998, was $50,000 each. The beneficiaries of each trust are beneficial shareholders of the Registrant and are related to certain officers and directors of the Registrants.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS.
         12(a)


            Title
              of                         Name and Address of           Amount and Nature of
            Class                         Beneficial Owner               Beneficial Owner              % of Class
            -----                         ----------------               ----------------              ----------

            Common              James G. Musser, Jr. (1)               726,520 shares                     10.4%
            Stock               7475 Pinehurst Circle                  Direct
                                Birmingham, MI  48010



            Common              Lorraine A. Musser  (1)                722,617 shares                     10.3%
            Stock               7475 Pinehurst Circle                  Direct
                                Birmingham, MI  48010

            Common              Leslie, Samuel and                     1,449,137 shares                   20.7%
            Stock               Lauren Beznos (2)                      trust beneficiary
                                31731 Northwestern Hwy.
                                Farmington Hills, MI 48334

            Common              Paola M. Luptak (3)                    1,463,109 shares                   20.9%
            Stock               2295 Corporate Blvd, N.W.              Direct
                                Boca Raton, Florida 33431

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

            Common              Semon E. Knudsen Trust (4) (5)         1,449,137 shares                   20.7%
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

       (4) These shares are held in a revocable trust with the NBD Bank of Detroit, Michigan, as Trustee with voting and investment power for the benefit of K. Peter Knudsen. Mr. Knudsen is the son of Semon
              E. Knudsen, a former director and officer of the Registrant.

       (5) Judith K. Christie, Lisa K. Flint, and Kristina K. Gregg directly own 295,245, 295,245, and 296,245 shares of common stock, respectively, and are daughters of Semon E. Knudsen, a former director and officer of the Registrant.

       12(b) No shares of common stock of the Registrant are owned by any officers and directors of the Registrant, except Mr. James G. Musser, Jr. and Mr. J. Ted Beebe as listed in Item 12(a) above.

As a group, the officers and directors, prior to the July 6, 1998 death of  S.
E. Knudsen, directly and indirectly own 6,615,725 shares of Registrant's common stock, representing 94.5% of all outstanding common stock. Following the death of S. E. Knudsen, as a group the officers and directors directly and indirectly own 5,166,588 shares of Registrant's stock representing 73.8% of all outstanding common stock.

  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

       14a.  Financial Statement Schedules

             For Fiscal Years Ended August 31, 1998 and 1997

             1)  Accountant's opinion for years ended August 31, 1998 and 1997.

             2)  Balance Sheet for the years ended August 31, 1998 and 1997.

             3)  Statement of Income for years ended August 31, 1998 and 1997.

             4) Statement of Stockholder's Equity for years ended August 31, 1998 and 1997.

             5) Statement of Cash Flows for years ended August 31, 1998 and
             1997.

             6) Notes to Financial Statements for years ended 1998 and 1997.

       14b.  Reports on Form 8-K

             None

       14c.  Exhibits

             Article 5 Financial Data Schedule

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KNUSAGA CORPORATION



                                           By:         Jerry Luptak
                                              ----------------------------------
                                                      Vice President


                                           Dated: February 5, 1999
                                                 -------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



By:    James G. Musser                              Date:   February 5, 1999
       ---------------------------------------              ----------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                              Date:   February 5, 1999
       ---------------------------------------              ----------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)

By:    Harold Beznos                                Date:   February 5, 1999
       ---------------------------------------              ----------------
       Director Secretary-Treasurer

By:    J. Ted Beebe                                 Date:   February 5, 1999
       ---------------------------------------              ----------------
       Executive Vice President

                               KNUSAGA CORPORATION
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                            AUGUST 31, 1998 AND 1997

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
================================================================================


================================================================================
                                TABLE OF CONTENTS
================================================================================

                                                                            PAGE
                                                                            ----




Independent Auditors' Report..................................................14

Balance Sheet..............................................................15-16

Statement of Income...........................................................17

Statement of Stockholders' Equity.............................................18

Statement of Cash Flows.......................................................19

Notes to Financial Statements..............................................20-29

                       [FREEDMAN & GOLDBERG LETTERHEAD]
================================================================================








                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying balance sheets of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1998 and 1997 and the related statement of income, stockholder's equity, and cash flows for the years ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully,



---------------------------------------
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan
October 29, 1998



    Represented worldwide as a member firm of the International Association of Local Public Accountants
    --------------------------------------------------------------------------

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================

                                                  As of August 31, 1998 and 1997




                                     ASSETS

                                                                                               1998                  1997
                                                                                        ---------------------------------
 Current Assets
      Cash                                                                              $   364,881           $   276,294
      Accounts Receivable - Trade, Net of Allowance for Doubtful Accounts of
         $-0-                                                                             1,029,669             1,425,344
      Accounts Receivable - Other                                                               -0-                   200
      Note Receivable - Officer                                                              94,143                94,143
      Inventories                                                                           568,708               573,452
      Prepaid Expenses                                                                      247,009               185,467
 .........................................................................................................................
      Total Current Assets                                                                2,304,410             2,554,900
 .........................................................................................................................
 Property and Equipment, Net                                                              2,412,733             2,091,277
 .........................................................................................................................
 Other Assets
      Deposits                                                                                9,696                 2,646
      Intangible Assets, Net                                                                 12,664                   -0-
 .........................................................................................................................
      Total Other Assets                                                                     22,360                 2,646
 .........................................................................................................................
          Total Assets                                                                  $ 4,739,503           $ 4,648,823
=========================================================================================================================

























The accompanying notes are an integral part of the financial statements.
================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   BALANCE SHEET
================================================================================

                                                  As of August 31, 1998 and 1997











                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           1998                 1997
                                                                                       ---------------------------------
Current Liabilities
     Accounts Payable - Trade                                                          $   764,882           $   693,670
     Current Maturities of Long-Term Debt                                                1,026,634               869,611
     Accrued Expenses                                                                      199,071               426,271
 ........................................................................................................................
     Total Current Liabilities                                                           1,990,587             1,989,552
 ........................................................................................................................
Other Liabilities
     Accrued Expenses - Non current                                                        563,670               604,900
     Long-Term Debt - Less Current Maturities                                              924,111               774,762
 ........................................................................................................................
     Total Other Liabilities                                                             1,487,781             1,379,662
 ........................................................................................................................
         Total Liabilities                                                               3,478,368             3,369,214
 ........................................................................................................................
Stockholders' Equity
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized, 7,000,000,
        Shares Issued and Outstanding
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each Share                     70,000                70,000
        Convertible into One Share of Common Stock, Par Value $.01, Stated
        Value $1.00, 500,000 Shares Authorized, 175,000 Shares Issued and
        Outstanding
     Additional Paid-In Capital
     Retained Earnings                                                                     175,000               175,000
                                                                                           366,365               366,365
                                                                                           649,770               668,244
 ........................................................................................................................
     Total Stockholders' Equity                                                          1,261,135             1,279,609
 ........................................................................................................................
         Total Liabilities and Stockholders' Equity                                    $ 4,739,503           $ 4,648,823
========================================================================================================================








The accompanying notes are an integral part of the financial statements.
================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                             STATEMENT OF INCOME
================================================================================

                                    For the Years Ended August 31, 1998 and 1997


                                                                                           1998                  1997
                                                                                        ----------            ----------
 Sales, Net                                                                             $8,891,679            $9,473,273
 Cost of Sales                                                                           7,960,423             7,443,903
 .......................................................................................................................
 Gross Profit                                                                              931,256             2,029,370
 Selling, General and Administrative Expenses                                              918,497               973,503
 .......................................................................................................................
 Operating Income                                                                           12,759             1,055,867
 .......................................................................................................................
 Other Income (Expense)
     Interest Income                                                                           -0-                   398
     Interest Expense                                                                    ( 153,616)           (  162,191)
     Miscellaneous Income                                                                    2,265               346,048
     Gain on Sale of Asset                                                               (   8,390)                  652
     Forgiveness of Debt                                                                    90,000                   -0-
 .......................................................................................................................
      Total Other Income (Expense)                                                       (  69,741)              184,907
 .......................................................................................................................
 Income Before Income Taxes                                                              (  56,982)            1,240,774
 Income Taxes (Refundable)                                                               (  38,508)              315,203
 .......................................................................................................................
 Net Income                                                                             $(  18,474)         $    925,571
 =======================================================================================================================


 Net Income Per Share                                                                   $(     .00)         $        .13
 =======================================================================================================================















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

                                    For the Years Ended August 31, 1998 and 1997



                                                                                                                   Retained
                                                                                                 Additional        Earnings
                                                                   Common        Preferred        Paid-In        (Accumulated
                                                                    Stock          Stock          Capital          Deficit)
                                                                -------------------------------------------------------------

    Balance, September 1, 1996                                  $  70,000       $ 175,000        $ 366,365         $(257,327)

    Net Income For the Year Ended August 31, 1997                     -0-             -0-              -0-           925,571
    ........................................................................................................................

    Balance, August 31, 1997                                       70,000         175,000          366,365           668,244

    Net Income (Loss) for the Year Ended August 31, 1998              -0-             -0-              -0-          ( 18,474)
    ........................................................................................................................

    Balance, August 31, 1998                                    $  70,000       $ 175,000        $ 366,365         $ 649,770
    ========================================================================================================================








The accompanying notes are an integral part of the financial statements.
================================================================================

                                                             KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                         STATEMENT OF CASH FLOWS
================================================================================

                                    For the Years Ended August 31, 1998 and 1997



                                                                                                1998                  1997
  -------------------------------------------------------------------------------------------------------------------------
  Cash Flows From Operations
      Net Income (Loss)                                                                 $ (   18,474)           $   925,571
      Adjustments to Reconcile Net Income to Net Cash
        Provided By Operating Activities
       Depreciation and Amortization                                                         263,511                232,731
       (Gain) Loss on Sale of Asset                                                            8,390             (      652)
       Forgiveness of Debt                                                                (   90,000)                   -0-
       (Increase) Decrease In:
         Accounts Receivable                                                                 395,875             (  372,368)
         Accrued Interest Receivable                                                             -0-                    839
         Inventories                                                                           4,744             (   67,249)
         Prepaid Expenses                                                                 (   61,542)            (   24,888)
         Deposits                                                                         (    7,050)                 2,929
       Increase (Decrease) In:
         Accounts Payable                                                                     71,212                 73,718
         Accrued Expenses                                                                 (  178,430)            (   39,683)
  .........................................................................................................................
       Net Cash Provided By Operating Activities                                             388,236                730,948
  .........................................................................................................................
  Cash Flows From Investing Activities
      Equipment Purchases                                                                 (  301,519)            (  199,755)
      Purchase of Seat Track Business                                                     (  314,000)                   -0-
      Proceeds From Sale of Assets                                                             9,500                  2,000
      Proceeds From Notes Receivable                                                             -0-                 27,955
      Payments For Notes Receivable                                                              -0-             (   71,143)
  .........................................................................................................................
           Net Cash Used By Investing Activities                                          (  606,019)            (  240,943)
  .........................................................................................................................
  Cash Flows From Financing Activities
      Proceeds From Debt                                                                   1,893,328                910,000
      Principal Payments on Debt                                                          (1,586,958)            (1,157,731)
  .........................................................................................................................
       Net Cash Provided By (Used in) Financing
           Activities                                                                        306,370             (  247,731)
  .........................................................................................................................

  Increase (Decrease) in Cash                                                                 88,587                242,274
  Balance, September 1                                                                       276,294                 34,020
  .........................................................................................................................
  Balance, August 31                                                                     $   364,881            $   276,294
  =========================================================================================================================








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

                                                        August 31, 1998 and 1997


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

         A. Nature of Operations - Knusaga Corporation's operations relate mainly to the fabrication of tubing for the auto industry. In January, 1998 the Company began manufacturing seat tracks for the auto industry.

         Substantially all of the accounts receivable are from three major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

         B. Revenues - The Company recognizes revenue from automotive tubes and fittings and seat tracks upon shipment.

         C. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         D. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to forty years. Depreciation charged to operations was $262,175 and $232,731 for the years ended August 31, 1998 and 1997, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

         E. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 1998 and 1997 consisted of the following:

                                               1998                  1997
                                        ---------------------------------
                    Raw Material        $   371,763           $   350,806
                    Work in Process         123,804               181,481
                    Finished Goods           73,141                41,165
                                        .................................
                                        $   568,708           $   573,452
                                        =================================





--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


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

         G. Major Suppliers - At August 31, 1998 and 1997 26% and 52%, respectively of the accounts payable - trade was to four major suppliers of aluminum and steel tubing. The Company believes there is no potential credit risk pertaining to the major suppliers.

         At August 31, 1998 and 1997, 36% and 0%, respectively of the accounts payable - trade was to two major suppliers of seat track components.

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

         J. Intangible Assets - Finders fee associated with the acquisition of the seat track business amortized over seven years on a straight-line basis. At August 31, 1998 and 1997, accumulated amortization is $1,336 and $-0-, respectively.







--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 2.  PREPAID EXPENSES

     The following is a detail of the prepaid expenses as of August 31, 1998 and 1997:


                                                           1998                   1997
                                                    ..................................
               Prepaid Insurance                    $    39,173            $    39,617
               Prepaid Taxes                            207,836                145,850
                                                    ..................................
                        Total Prepaid Expenses      $   247,009            $   185,467
                                                    ==================================

NOTE 3.  PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows:


                                                                 1998                1997
                                                           ------------------------------
               Land                                        $   24,847          $   24,847
               Land Improvements                               10,230              10,230
               Buildings and Improvements                   1,436,165           1,369,011
               Machinery and Equipment                      1,673,055           1,208,374
               Furniture and Fixtures                         131,198             123,153
               Transportation Equipment                       130,446             132,245
               Obligations Under Capital Leases               207,115             207,115
               Equipment Under Construction                    63,455              44,475
                                                           ..............................
                                                            3,676,511           3,119,450
               Less:  Accumulated Depreciation              1,263,778           1,028,173
                                                           ..............................
               Net Property and Equipment                  $2,412,733          $2,091,277
                                                           ==============================

NOTE 4.  ACCRUED EXPENSES

     The following is a detail of the current accrued expenses as of August 31, 1998 and 1997.

                                                                 1998                1997
                                                           ------------------------------
               Accrued Insurance                           $   10,762          $    8,319
               Accrued Interest - Other                        11,289               6,101
               Accrued Payroll                                 98,927             147,977
               Accrued and Withheld Payroll Taxes              10,553             138,017
               Accrued Pension                                 28,802              37,720
               401K Withholdings                                  -0-               4,917
               Accrued Professional Fees                       28,200              28,200
               Accrued Taxes                                   10,538              55,020
                                                           ..............................
               Total Current Accrued Expenses              $  199,071          $  426,271
                                                           ==============================


--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 4.  CONTINUED

The following is a detail of the non-current accrued expenses as of August 31, 1998 and 1997:

                                                                        1998                 1997
                                                                  -------------------------------
               Accrued Interest - Shareholders                    $  420,387           $  371,617
               Accrued Payroll - Officers                            143,283              143,283
               Accrued Engineering Expenses                              -0-               90,000
                                                                  ...............................
                        Total Non-Current Accrued Expenses        $  563,670           $  604,900
                                                                  ===============================

     Per the loan covenants with the bank, the Company cannot pay the accrued payroll - officers and engineering expenses shown as non-current without the bank's permission. Management does not anticipate paying the above expenses within one year.

NOTE 5.  NOTES RECEIVABLE

                                                                                            1998                 1997
                                                                                      -------------------------------
     Non-interest bearing note receivable from an officer/stockholder. The note is unsecured and due on demand.
                                                                                      $   94,143           $   94,143
                                                                                      -------------------------------

NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

     Notes payable and obligations under capital leases consist of the following:

                                                                                            1998                1997
                                                                                      ------------------------------
     A. Notes payable - directors, officers, and shareholders, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank.

                                                                                      $  407,253          $  407,253

     B. Loan Payable - Bank, payable in monthly installments of $8,646 plus interest at 1% over the lender's prime rate, through October, 1998. The note is secured by all the assets of the Company. The interest rate at
     August 31, 1998 was 9.5%.
                                                                                          25,930             129,683

     C. Loan Payable - Bank, payable in monthly installments of $6,214 plus interest at 1% over the lender's prime rate through October, 2001. The note is secured by all the assets of the Company. The interest rate at August
     31, 1998 was 9.5%.
                                                                                         242,302             316,871

     D. Loan Payable - Bank, payable in monthly installments of $3,333 plus interest at 1% over lender's prime rate through December, 2000. The loan is secured by all assets of the Company. The interest rate at August 31, 1998 was 9.5%.
                                                                                          93,334             133,334



--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 6.  CONTINUED

     E. Line of Credit - Bank, interest payable in monthly installments at .5%
     over lender's prime rate. Principal is due January 1, 19998. Note is secured by all assets of the Company. The interest rate at August 31, 1998 was 9.0%.
                                                                                         773,762             630,000

     F. Loan Payable - Bank, payable in monthly installments of $6,383 plus interest at .5% over lender's prime rate, through January, 2002. The note is secured by all the assets of the Company. The interest rate at August
     31, 1998 was 9.0%.
                                                                                         261,683                 -0-

     G. Loan Payable - Bank, payable in monthly installments of $2,249 plus interest at .5% over the lender's prime rate through April, 2003. The note is secured by all the assets of the Company. The interest rate at August
     31, 1998 was 9.0%.
                                                                                         125,954                 -0-

     H. Loan Payable - Bank, payable in monthly installments of $244 plus interest at .5% over lender's prime rate through August, 2003. The loan is secured all assets of Company. The interest rate at August 31, 1998 was
     9.0%.
                                                                                          14,667                 -0-

     I. Obligation Under Capital Lease - machinery, payable in monthly installments of $573, through November 1998, including interest at 17.3%.
     Secured by the machinery.
                                                                                           1,125               7,275

     J. Obligation Under Capital Lease - improvements, payable in monthly installments of $628, through November 1998, including interest at 8.17%.
     Secured by the improvements.
                                                                                           1,860               8,929

     K. Loan Payable - Bank, payable in monthly installments of $731, through
     December 1998, including interest at 8.49%. Secured by an automobile.
                                                                                           2,875              11,028
                                                                                      ..............................
           Total                                                                       1,950,745           1,644,373
           Amounts due within one year                                                 1,026,634             869,611
                                                                                      ..............................
                                                                                      $  924,111          $  774,762
                                                                                      ==============================


--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 6.  CONTINUED

     The debt and lease maturities for the next five years are as follows:

                         August 31, 1999                $ 1,026,634
                         August 31, 2000                    628,340
                         August 31, 2001                    194,420
                         August 31, 2002                     80,415
                         August 31, 2003                     20,936
                                                        ...........
                                                        $ 1,950,745
                                                        ===========

     Interest expense for the years ended August 31, 1998 and 1997 totaled $153,616, and $162,191, respectively.

     Interest expense on obligations under capital leases for the years ended August 31, 1998 and 1997 was $1,081 and $4,667, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 1998 and 1997 was $26,723 for each year.

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

     As of August 31, 1998, the Company was in default of its loan covenant regarding debt service coverage.

NOTE 8.  PER SHaRE COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.





--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 9.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                                               1998                  1997
                                                                         --------------------------------
     Current:
              Tax Due (Refundable)                                       $(   38,508)         $   329,071
              Tax (Benefit) Recovery of Investment Tax Credits                   -0-           (   13,868)
                                                                         ................................
                       Net Tax Expense (Recovery)                        $(   38,508)         $   315,203
                                                                         ================================

          Deferred taxes are detailed as follows:

                                                                                1998                  1997
                                                                         ---------------------------------
     Deferred Income Tax Liability - Depreciation                        $    59,655          $     41,826
     .....................................................................................................
     Deferred Income Tax Assets
          Accrued Expenses                                                    65,221                64,469
     Valuation Allowance                                                  (    5,565)           (   22,643)
     .....................................................................................................
     Net Deferred Income Tax Asset                                            59,655                41,826
     .....................................................................................................
     Net Deferred Income Taxes                                           $       -0-          $        -0-
     =====================================================================================================

     The valuation allowance was estimated to offset the deferred tax asset because it is uncertain that the company will ever realize the tax benefit.

     During the year ended August 31, 1997 the Company utilized investment credits totaling $13,868 to offset its current year federal income taxes.

NOTE 10.  RELATED PARTY TRANSACTION

     As disclosed in Note 6 to the financial statements, certain stockholders and officers are major creditors of the Company. Amounts due to the stockholders and officers as of August 31, 1998 and 1997 totaled $407,253. Interest accrued on these notes at August 31, 1998 and 1997 totaled $420,387 and $371,617, respectively. Interest expense accrued for the years ended August 31, 1998 and 1997 was $48,770 and $51,288, respectively.

NOTE 11. CASH FlOW DISCLOSURES

     Interest and income taxes paid for the years ended August 31, 1998 and 1997 were as follows:

                                                     1998                  1997
                                              ---------------------------------
     Interest                                 $    99,658           $   116,312
                                              =================================
     Income Taxes                             $    21,000           $   444,300
                                              =================================

     Income tax refunds received during the years ended August 31, 1998 and 1997 was $-0- and $16,647, respectively.




--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 12. DEFINED BENEFIT PENSION PLAN

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 1998 and 1997 was $28,802 and $37,720, respectively. Pension contributions due to the plan at August 31, 1998 and 1997 were $30,000 and $49,460, respectively. As of August 31, 1998 the defined benefit pension plan is funded in accordance with ERISA.

     The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 1998 and 1997.

                                                                                             1998                   1997
                                                                                      ----------------------------------
Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including vested benefits of $154,220 and $124,051, respectively.
                                                                                      $   181,450            $   143,126
 ........................................................................................................................
Projected benefit obligation for service rendered to date.
                                                                                          181,450                182,428
Plan assets at fair value                                                                 172,968                135,413
 ........................................................................................................................
Projected benefit obligation in excess of plan assets.
                                                                                            8,482                 47,015
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions.
                                                                                           76,365                  1,662
Prior service cost not yet recognized in net periodic pension cost
                                                                                        (  22,612)            (   11,193)
Unrecognized net obligation at date of initial application of FAS-87
                                                                                        (  33,433)            (   34,827)
 ........................................................................................................................
(Prepaid) accrued cost                                                                $    28,802            $     2,657
========================================================================================================================

Net pension cost for 1998 and 1997 includes the following components:
     Service cost - benefits earned during the period                                 $    31,725            $    28,692
     Interest cost on projected benefit obligation                                          9,173                  6,486
     Interest cost due to late quarterly contributions
                                                                                              -0-                    -0-
     Actual return on plan assets                                                       (     597)            (   26,417)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                        (  11,499)                21,649
 ........................................................................................................................
Net periodic pension costs                                                            $    28,802            $    30,410
========================================================================================================================






--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


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

NOTE 15.  PURCHASE OF SEAT TRACK BUSINESS

     In January, 1998, the Company purchased the assets of ITT Automotive Electric Systems, Inc.'s seat track business. The total cost of the assets acquired was $300,000. In addition, the Company paid a third party $14,000 as a fee for organizing the transaction. The purchase price has been allocated to the assets purchased on estimated fair market value of assets acquired as follows:

                              Equipment                  $   100,000
                              Tooling                        200,000
                              Intangible Assets               14,000
                                                         ...........
                                                         $   314,000
                                                         ===========

NOTE 16.  LEASE OBLIGATION

     In February, 1998, the Company began leasing a facility in Imlay, Michigan for its seat track operations. The lease requires minimum monthly payments of $3,721 in addition to property taxes, insurance and maintenance. The lease expires January, 2003.

Total rent paid during the year ended August 31, 1998 was $25,458.

Future minimum lease obligations under all operating leases are as follows:

                              August 31, 1999            $    44,643
                              August 31, 2000                 44,643
                              August 31, 2001                 44,643
                              August 31, 2002                 44,643
                              August 31, 2003                 18,605
                                                         ...........
                                                         $   197,177
                                                         ===========


--------------------------------------------------------------------------------

                                                            KNUSAGA CORPORATION
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 1998 and 1997


NOTE 17.  SEGMENTAL DATA

     The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The Company has elected to adopt early application of SFAS 131 - Segmented Reporting. Below is summarized segmental data for the year ended August 31, 1998.



                                                        Tubing            Seat Track                 Total
     External Revenue                              $ 6,480,814           $ 2,410,865           $ 8,891,679
     Intersegment Revenue                                  -0-                   -0-                   -0-
     Gross Profit                                      599,804               331,452               931,256
     Interest Revenue                                      -0-                   -0-                   -0-
     Interest Expense                                  131,216                22,400               153,616
     Depreciation & Amortization                       238,869                24,642               263,511
     Operating Income (Loss)                        (  213,252)              226,011                12,759
     Forgiveness of Debt                                90,000                   -0-                90,000
     Income Taxes (Benefit)                         (  100,808)               62,300            (   38,508)
     Net Income (Loss)                              (  159,802)              141,328            (   18,474)
     Total Assets                                    3,926,718               812,785             4,739,503
     Expenditures of Long-Lived Assets                 272,110               343,409               615,519


     The tubing segment derives its revenues from the sale of automotive tubing and fittings in the production process of the automobile industry. The seat track segment derives its revenues from the sale of adjustable seat tracks for use in the post production market.

     During the year ended August 31, 1997, the company's operations were 100% related to its tubing segment.

     The Company maintains separate records for each segment. The accounting policies applied by each of the segments are the same as those used by the Company in general.

     Net sales to Ford Motor Company from its tubing segment totaled $4,112,714 and $8,259,061 of the Company's net sales for the years ended August 31, 1998 and 1997, respectively. Net sales to Freightliner from its tubing segment totaled $1,248,991 and $-0- of the Company's net sales for the years ended August 31, 1998 and 1997, respectively. Net sales to SDI from its seat track segment totaled $2,360,400 and $-0- of the Company's net sales for the years ended August 31, 1998 and 1997, respectively.

NOTE 18.  FORGIVENESS OF DEBT

On August 31, 1998, the Company was forgiven its debt owed to Travel Products in the amount of $90,000. This amount was for engineering services provided to the company during the year ended August 31, 1994. This amount was previously shown as accrued engineering expenses prior to the year ended August 31, 1998.






--------------------------------------------------------------------------------

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
