Form 10QSB
period 1998-11-30
KNUSAGA CORP
filed 1999-02-22
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 1998

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

                                 X  YES         NO
                               -----       -----

Shares of Common Stock Par Value $.01, outstanding:  7,000,000.

RESULTS OF OPERATIONS


Net Sales decreased 17.6% in the first quarter of the fiscal year ending August 1999 to $2,462,657. Tubing sales decreased 48% to $1,541,310 from $2,988,804 in the year ago quarter. This is a result of a substantial decline of Ford Medium Truck production in their Mexican plant and Freightliner's production not yet reaching planned volumes. The seat track business provided new sales of $921,347 during the quarter. There were no seat track sales in the year ago quarter.

The 48% decline in tubing sales resulted in a loss of $50,662 for the tubing business during the quarter compared to a profit of $327,462 in the year ago quarter. This was offset by a profit of $89,108 for the seat track business.

Selling and Administrative expenses of $216,059 decreased 9.3% from the year ago quarter expense of $238,204 due to expense reduction in the tube business offset by a modest increase for the seat track business.


LIQUIDITY AND SOURCES OF CAPITAL

The company experienced a negative cash flow of $27,196 from operations during the quarter. There was an additional cash requirement of $107,470 for equipment purchases. This requirement was funded by cash available at the beginning of the quarter and a small increase in short term borrowings of $9,863. Long term debt was reduced by $94,043 during the quarter.


CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 1998


ASSETS                                                 November 30, 1998

CASH                                                      $  147,579
ACCOUNTS RECEIVABLE                                       $1,505,394
 ACCOUNTS RECEIVABLE - OTHER                              $   94,143
INVENTORIES                                               $  516,926
PREPAID EXPENSE                                           $  251,582
                                                          ----------

     TOTAL CURRENT ASSETS                                 $2,515,624

NET PROPERTY, PLANT AND EQUIPMENT                         $2,437,516

OTHER ASSETS                                              $   20,713
                                                          ----------

     TOTAL ASSETS                                         $4,973,853

LIABILITIES

ACCOUNTS PAYABLE                                          $1,060,260
NOTES PAYABLE                                             $1,036,505
ACCRUED LIABILITIES                                       $  175,649
                                                          ----------

     TOTAL CURRENT LIABILITIES                            $2,272,414

LONG TERM DEBT                                            $1,401,861
                                                          ----------
     TOTAL LIABILITIES                                    $3,674,275

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized         $   70,000
7,000,000 shares issued and outstanding.

Preferred stock, par value $.01 per share                 $  175,000
authorized 500,000 shares, issued and outstanding
175,000 of Class A $1.00 stated value, 4%
non-cumulative, non-voting.

ADDITIONAL PAID-IN CAPITAL                                $  366,365

RETAINED EARNINGS                                         $  688,213
                                                          ----------

     TOTAL STOCKHOLDERS EQUITY                            $1,299,578
                                                          ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                  $4,973,853

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 1998 AND NOVEMBER 30, 1997


                                                                         (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                        NOVEMBER 30, 1998         NOVEMBER 30, 1997

NET SALES                                                  $ 2,462,657                $2,988,804

COST OF GOODS SOLD                                         $ 2,136,670                $2,208,638
                                                           -----------                ----------

     GROSS PROFIT                                          $   325,987                $  780,166

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               $   216,059                $  238,204

MISC. INCOME (EXPENSE)                                     ($   44,485)               $   44,306
                                                           -----------                ----------

     INCOME (LOSS) BEFORE TAXES                            $    65,443                $  497,657

PROVISION FOR FEDERAL INCOME TAXES                         $    26,997                $  170,195
                                                           -----------                ----------

NET INCOME BEFORE EXTRAORDINARY ITEMS                      $    38,446                $  327,462

EXTRAORDINARY ITEMS:                                       $        -0-               $       -0-

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD
                                                           -----------               -----------

     NET INCOME                                            $    38,446                $  327,462

PAR SHARE OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                                   7,000,000                 7,000,000
                                                                   .00                       .04


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

                                                                             (UNAUDITED)
                                                                          THREE MONTHS ENDED

                                                                  NOVEMBER 30, 1998        NOVEMBER 30, 1997
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS, NON-CASH               $  38,446                $ 327,462
EXPENSE INCLUDED IN NET INCOME
     DEPRECIATION                                                    $  82,686                $  71,250

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                             ($475,725)               $  70,915
     INVENTORIES                                                     $  51,785                $ 100,109
     PREPAID EXPENSES                                                 ($ 4,472)               $   8,759
     OTHER ASSETS                                                          ---                 ($62,100)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                                $ 267,179                 ($84,588)
     ACCRUED LIABILITIES                                             $  12,905                $  21,197
                                                                     ---------                ---------

     NET CASH PROVIDED BY (USED FOR)                                  ($27,196)               $ 453,004
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                               $ 107,470                 ($69,706)
                                                                                              ---------

CASH PROVIDED BY (USED FOR) BEFORE                                   ($134,666)               $ 383,298
FINANCING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
     SHORT-TERM                                                      $   9,863                ($580,000)
     LONG-TERM                                                        ($94,043)                ($63,358)
                                                                     ---------                ---------

     NET CASH PROVIDED BY (USED FOR)                                  ($84,180)               ($643,358)
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                                          ($218,840)               ($260,060)
BALANCE AT BEGINNING OF PERIOD                                       $ 364,781                $ 276,294

BALANCE AT END OF PERIOD                                             $ 145,935                $  16,234

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 KNUSAGA CORPORATION


                                                 By:/s/ Jim Musser
                                                    ---------------------------
                                                          Jim Musser

                                                 Dated:     2/22/99
                                                       ------------------------

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
------- ---                    -----------
    27                         Financial Data Schedule