Form 10KSB40
period 1999-08-31
KNUSAGA CORP
filed 1999-12-30
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 1999 Commission File No. 0-7795

                               KNUSAGA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       DELAWARE                                               62-1004034
------------------------------------------          --------------------------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification Number)
organization)


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

                     Common Stock, Par Value $.01 Per Share

--------------------------------------------------------------------------------
                                (Title of Class)

Number of shares of common stock outstanding as of August 31, 1999:  7,000,000

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

                     Yes X                     No
                        -----                    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----

Registrant's revenue for fiscal year ended August 31, 1999:  $11,843,848.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

       Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 1999, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

       During said fiscal year, Registrant shipped various air intake, exhaust and radiator tubes for medium and large over-the-road trucks. Registrant acquired this line of business on September 1, 1994, from a group of Registrant's shareholders through an issuance of 2,601,753 shares of its common stock for all of the issued and outstanding stock of Hydraulic Tubes and Fittings, Inc., a closely held Michigan corporation, followed by a merger of Hydraulic Tubes and Fittings, Inc., into Registrant. At the time of said acquisition, the shareholders of Hydraulic Tubes and Fittings, Inc., collectively owned 91.26% of the issued and outstanding common stock of Registrant. Following said acquisition, said shareholders' ownership of Registrant's common stock increased to 94.51%.

       In January of 1998, Registrant acquired a power seat track business from ITT Electric Systems, Inc.. Equipment and tooling was moved from the ITT facility in Rochester, NY to a facility leased by the Registrant in Imlay City, MI during January of 1998 and production of the seat track began in February of 1998.

       The principal customer for Registrant's air intake, exhaust and radiator tubes is Freightliner Corporation (Freightliner), which accounted for 71% of Registrant's sales for said products during its fiscal year ended August 31, 1999. Registrant's second biggest customer is Ford Motor Company ("Ford"), which accounted for 15% of Registrant's sales for said products during said fiscal year.

       Alpha Tube, Michigan Extruded Aluminum and United Industries are Registrant's three largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which for purchases from Michigan Extruded Aluminum and United Industries are generally for six to eight week projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.

       The Registrant is a tier one supplier to Ford, Freightliner, Nova Bus, and Volvo and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule.

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

       The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. The Regstrant uses distributors to market the product.

       Research and development ("R&D") expenditures were made to Travel Products. Originally the Registrant paid Travel Products a 3% royalty, but for the past several years the Registrant has been paying Travel Products a monthly fee for R&D work with adjustments for extra work. R&D expenditures for the last three fiscal years were $60,000 in 1999, $185,000 in 1998, and $60,000 in 1997

       The Registrant has 110 employees.

       The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks which are material to its business.

       The Company's computers and computer software have been updated to be Y2K compliant.


Item 2.DESCRIPTION OF PROPERTY

       The Registrant owns a manufacturing building with attached office space and an attached warehouse located on 10 acres of land at 3578 South Van Dyke Road, Almont, Michigan. Registrant had previously been leasing office space in said facility from Hydraulic Tubes and Fittings, Inc., and acquired ownership of the entire facility when Hydraulic Tubes and Fittings, Inc., was merged into the Registrant. The Registrant leases a facility in Imlay City, MI which it uses for the production of seat tracks. It also leases a building in St. Thomas, Ontario which it uses to sequence exhaust systems into Freightliner's Sterling truck plant.

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

       5 (b) As of August 31, 1999, there were approximately 1,592 shareholders of Registrant's common stock.

       5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, express convenants in loan agreements or other obligations to third parties with regard to dividend payments, although payment of dividends could not be made if after giving effect to such payment an event of default would arise by virtue of such payment. The Registrant does not anticipate the payment of any cash dividends in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      6 (a) Net sales for the fiscal year ended August 31, 1999, increased by $2,952,169 or 33.2% from the year ended August 31, 1998, which sales had decreased by $581,594 or 6.1% from the prior fiscal year. The change in sales for fiscal year 1999 was a result of two factors.

     In November of 1997 Ford discontinued production of Medium Trucks at its Kentucky truck plant. Ford did not resume production of Medium Trucks in Mexico until March of 1998. In December of 1997 Ford discontinued production of Heavy Trucks at the plant and sold the Heavy Truck business to Freightliner Corporation. Freightliner did not resume production of the Heavy Truck at their St. Thomas, Ontario plant until March of 1998. The Registrant continues to supply the same parts for the medium and heavy trucks after these changes, however there was an interruption in production from November 1997 until March of 1998. During the current fiscal year production returned to normal volume resulting in $1,080,807 or 16.7% increased volume in fiscal year 1999 over the fiscal year ending August 31, 1998. The former Ford Heavy Truck is now marketed by Freightliner under the Sterling brand name.

     The seat track line of business provided $2,410,865 of additional sales in the February through August 1998 period. In the fiscal year end August 31, 1999, sales of $4,201,377 in seat tracks representing a full year of production resulted in increased sales of $1,790,512 or 74.3% over 1998.

     Cost of goods sold in fiscal year 1999 decreased to 86.1% of sales as a result of improved overhead absorption with the higer sales volume. This compares to 89.5% in the fiscal year 1998 and 78.6% in the fiscal year 1997. Selling, general, and administrative expenses in fiscal year 1999 increased by $215,527 as a result of increased sales activity.

       The events of fiscal 1999 reduced the Registrant's sales concentration with Ford from 43% in fiscal 1998 to 10% in fiscal 1999. Freightliner sales increased to 46% in fiscal 1999 versus 14% in fiscal 1998 which reflected only 6 months of shipments. Seat track sales were 36% of sales. Seat tracks are sold to distributors who in turn sell to end users.

       6(b) Liquidity and Capital Resources. The Registrant's working capital position increased in fiscal year 1999 to $348,869 on August 31, 1999, from a working capital position of $313,823 on August 31, 1998. The increase in working capital during fiscal 1999 is largely the result of increased sales activity in both the tubing and seat track sections of the business.

       Two loans payable to Michigan National Bank mature in December 2000 and October 2001, bear interest at 1% over the lender's prime rate and are secured by all assets of the Registrant. At August 31, 1999, the outstanding aggregate principal balance of both notes was $221,068 and the applicable interest rate was 9.5%.

       Six loans payable to Michigan National Bank mature in January 2000, January 2002, April 2003, August 2003, December 2003 and April 2004, bear interest at .5% over the lender's prime rate and are secured by all assets of Registrant. At August 31, 1999, the outstanding aggregate principal balance was $421,207 and the applicable interest rate was 9.5%.

       Registrant has a line of credit with Michigan National Bank with interest payable in monthly installments at .5% over said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January of 2000. At August 31, 1999, the outstanding balance was $1,043,761 and the applicable interest rate was 9.5% The Registrant has no reason to believe the bank will not extend the maturity of this line of credit at least until January 2001.
       The Registrant does not have any material commitment for capital expenditures in the current fiscal year.

Item 7.FINANCIAL STATEMENTS

       The report of independent auditors and consolidated financial statements included on pages 10 through 29 of the annual financial report for the year ended August 31, 1999 and 1998 are incorporated herein by reference.

Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

       DISCLOSURE.

       No response required.

                                    PART III.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

                     NAME                   AGE                        POSITION
                     ----                   ---                        --------

         James G. Musser, Jr.                64                   Director/President
         Jerry D. Luptak                     77           Director/Vice President Finance and
                                                                    General Counsel
         Harold Beznos                       61              Director/Secretary-Treasurer
         J. Ted Beebe                        69                Executive Vice President


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


Items 10
and 12.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS.

       In the fiscal year ended August 31, 1999, Mr. Musser was paid $100,000in salary and Mr. Beebe was paid $78,000 in salary. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 1999, and none is anticipated in the fiscal year endin August 31, 2000.

       Messrs. Beznos, Knudsen (estate), Luptak, and Musser have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a single note bearing an annual interest rate of

  12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 1999, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, the Registrant assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Knudsen (estate), and Luptak bearing an annual interest rate of 12% and having an aggregate unpaid principal balance at August 31, 1999, of $141,417. The information set forth under Note 10 in the Financial Statements is incorporated by reference.

       In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 1999, was $50,000 each. The beneficiaries of the Beznos Family Irrevocable Trust are beneficial shareholders of the Registrant and are related to Harold Beznos, an officer and director of the Registrant. The note originally issued to the Paola M. Luptak Irrevocable Trust has been assigned and is presently held by Mayfair Associates Limited Partnership.

  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       11(a)
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

            Common               Leslie, Samuel and                     1,449,137 shares                   20.7%
             Stock               Lauren Beznos (2)                      trust beneficiary
                                 31731 Northwestern Hwy.
                                 Farmington Hills, MI 48334

            Common               Mayfair Associates Limited             1,463,109 shares                   20.9%
             Stock               Partnership (3)                        Direct
                                 c/o 31731 Northwestern Hwy.
                                 Ste. 250W
                                 Farmington Hills, MI  48334

            Common               K. Peter Knudsen (4)                   562,402 shares                     8.0%
             Stock               837 Glen Dr.                           trust beneficiary
                                 Harbor Springs, MI 49740

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

       (1)    Lorraine A. Musser is the wife of James G. Musser, Jr.

       (2) These shares are held in an irrevocable trust with Frieda Applebaum as Trustee with voting and investment power for the benefit of Leslie Beznos, Samual Beznos and Lauren Beznos, who are the daughter, son and niece, respectively, of Harold Beznos, a director and officer of the Registrant. Mr. Beznos does not own any shares directly.

       (3) These shares are owned by a Nevada Limited Partnership of which Mayfair General Corporation, a Nevada Corporation, is the sole general partner. As the sole director of said corporation, Virginia Buell has the power to vote the stock.

       (4) These shares are held in a revocable trust with the NBD Bank of Detroit, Michigan, as Trustee with voting and investment power for the benefit of K. Peter Knudsen.

       11(b No shares of common stock of the Registrant are directly owned by any officers and directors of the Registrant, except Mr. James
              G. Musser, Jr. and Mr. J. Ted Beebe as listed in Item 11(a) above.

  As a group, the officers and directors directly and indirectly own 3,703,479 shares of Registrant's common stock, representing 52.9% of all outstanding common stock.

  Item 13    EXHIBITS AND REPORTS ON FORM 8-K

       13a.  Financial Statement Schedules

             For Fiscal Years Ended August 31, 1999 and 1998

             1) Accountant's opinion for years ended August 31, 1999 and 1998.

             2) Balance Sheet for the years ended August 31, 1999 and 1998.

             3) Statement of Income for years ended August 31, 1999 and 1998.

             4) Statement of Stockholder's Equity for years ended August 31,
                1999 and 1998.

             5) Statement of Cash Flows for years ended August 31, 1999 and
                1998.

             6) Notes to Financial Statements for years ended 1999 and 1998.


       13b.  Reports on Form 8-K

             None

       13c.  Exhibits

             Article 5 Financial Data Schedule

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KNUSAGA CORPORATION



                                    By:       Jerry Luptak
                                       -------------------------------------
                                                Vice President


                                    Dated:    December 27, 1999
                                          ----------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:    James G. Musser                           Date:    December 27, 1999
       -------------------------------------          ------------------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                           Date:    December 27, 1999
       -------------------------------------          ------------------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)

By:    Harold Beznos                             Date:    December 27, 1999
       -------------------------------------          ------------------------
       Director Secretary-Treasurer

By:    J. Ted Beebe                              Date:    December 27, 1999
       -------------------------------------          ------------------------
       Executive Vice President

                       KNUSAGA CORPORATION AND SUBSIDIARY
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                            AUGUST 31, 1999 AND 1998

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
================================================================================



                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----
Independent Auditors' Report..................................12

Consolidated Balance Sheets................................13-14

Consolidated Statements of Income.............................15

Consolidated Statements of Stockholders' Equity...............16

Consolidated Statements of Cash Flows.........................17

Notes to Consolidated Financial Statements.................18-28

                               FREEDMAN & GOLDBERG

                          CERTIFIED PUBLIC ACCOUNTANTS

                           A PROFESSIONAL CORPORATION
                        ================================

                                    TRI-ATRIA
                      32255 NORTHWESTERN HIGHWAY, SUITE 298
                        FARMINGTON HILLS, MICHIGAN 48334
                                 (248) 626-2400
                               FAX: (248) 626-4298














ERIC W. FREEDMAN
MICHAEL GOLDBERG
DAVID C. GRIEP
JULIE A. CHEEK
WILLIAM  A. MARSHALL
BROCK A. HULER



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1999 and 1998 and the related consolidated statement of income, stockholder's equity, and cash flows for the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully,



----------------------------------
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan
November 2, 1999



Represented worldwide as a member firm of the International Association of Local Public Accountants
--------------------------------------------------------------------------------

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================


                                                  AS OF AUGUST 31, 1999 AND 1998






                                     ASSETS

                                                                                               1999                  1998
                                                                                  ------------------------------------------
Current Assets
     Cash                                                                                $  500,875            $  364,881

     Accounts Receivable - Trade, Net of Allowance for Doubtful Accounts of
       $-0-                                                                               2,092,314             1,029,669
     Note Receivable - Officer                                                              124,143                94,143
     Inventories                                                                            717,066               568,708
     Prepaid Expenses                                                                        37,901               247,009
 ............................................................................................................................
     Total Current Assets                                                                 3,472,299             2,304,410
 ............................................................................................................................
Property and Equipment, Net                                                               2,575,859             2,412,733
 ............................................................................................................................
Other Assets
     Deposits                                                                                18,523                 9,696
     Intangible Assets, Net                                                                  10,660                12,664
 ............................................................................................................................
     Total Other Assets                                                                      29,183                22,360
 ............................................................................................................................
         Total Assets                                                                    $6,077,341            $4,739,503
============================================================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================


                                                  AS OF AUGUST 31, 1999 AND 1998




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               1999                  1998
                                                                                  ------------------------------------------
Current Liabilities
     Accounts Payable - Trade                                                           $ 1,377,517             $ 764,882
     Current Maturities of Long-Term Debt                                                 1,307,988             1,026,634
     Accrued Expenses                                                                       437,925               199,071
 ............................................................................................................................
     Total Current Liabilities                                                            3,123,430             1,990,587
 ............................................................................................................................
Other Liabilities
     Accrued Expenses - Non Current Interest and Salary to Officers                         612,440               563,670
     Long-Term Debt - Less Current Maturities                                               871,089               924,111
 ............................................................................................................................
     Total Other Liabilities                                                              1,483,529             1,487,781
 ............................................................................................................................
Deferred Taxes                                                                               11,800                   -0-
 ............................................................................................................................
         Total Liabilities                                                                4,618,759             3,478,368
 ............................................................................................................................
Stockholders' Equity
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized, 7,000,000,
        Shares Issued and Outstanding
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each Share                      70,000                70,000
        Convertible into One Share of Common Stock, Par Value $.01, Stated
        Value $1.00, 500,000 Shares Authorized, 175,000 Shares Issued and
        Outstanding
     Additional Paid-In Capital
     Retained Earnings                                                                      175,000               175,000
                                                                                            366,365               366,365
                                                                                            847,217               649,770
 ............................................................................................................................
     Total Stockholders' Equity                                                           1,458,582             1,261,135
 ............................................................................................................................
         Total Liabilities and Stockholders' Equity                                     $ 6,077,341           $ 4,739,503
============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================


                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998




                                                                                       1999                  1998
                                                                               ---------------------------------------------
Sales, Net                                                                             $11,843,848            $ 8,891,679
Cost of Sales                                                                           10,195,235              7,960,423
 ............................................................................................................................
Gross Profit                                                                             1,648,613                931,256
Selling, General and Administrative Expenses                                             1,134,024                918,497
 ............................................................................................................................
Operating Income                                                                           514,589                 12,759
 ............................................................................................................................
Other Income (Expense)
    Interest Income                                                                             51                    -0-
    Interest Expense                                                                      (185,015)              (153,616)
    Miscellaneous Income                                                                     6,632                  2,265
    Loss on Sale of Asset                                                                   (1,769)                (8,390)
    Forgiveness of Debt                                                                        -0-                 90,000
 ............................................................................................................................
     Total Other Income (Expense)                                                         (180,101)               (69,741)
 ............................................................................................................................
Income Before Income Taxes                                                                 334,488                (56,982)
Income Taxes (Refundable)                                                                  137,041                (38,508)
 ............................................................................................................................
Net Income                                                                             $   197,447            $   (18,474)
============================================================================================================================



Net Income Per Share                                                                   $      .03             $      (.00)
============================================================================================================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



                                                                                                                  Retained
                                                                                                                  Earnings
                                                                Common         Preferred       Additional       (Accumulated
                                                                 Stock           Stock       Paid-In Capital      Deficit)
                                                            -------------------------------------------------------------------

  Balance, September 1, 1997                                      $70,000       $ 175,000        $ 366,365         $ 668,244

  Net Income (Loss) For the Year Ended August 31, 1998
                                                                      -0-             -0-              -0-          ( 18,474)
  .............................................................................................................................

  Balance, August 31, 1998                                         70,000         175,000          366,365           649,770

  Net Income (Loss) for the Year Ended August 31, 1999
                                                                      -0-             -0-              -0-           197,447
  .............................................................................................................................

  Balance, August 31, 1999                                        $70,000       $ 175,000        $ 366,365         $ 847,217
  =============================================================================================================================







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998





                                                                                                1999                  1998
 ----------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operations
     Net Income (Loss)                                                                   $   197,447           $   (18,474)
     Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
      Depreciation and Amortization                                                          321,077               263,511
      (Gain) Loss on Sale of Asset                                                             1,769                 8,390
      Forgiveness of Debt                                                                        -0-               (90,000)
      (Increase) Decrease In:
        Accounts Receivable                                                               (1,062,645)              395,875
        Inventories                                                                         (148,358)                4,744
        Prepaid Expenses                                                                     209,108               (61,542)
        Deposits                                                                              (8,827)               (7,050)
      Increase (Decrease) In:
        Accounts Payable                                                                     612,635                71,212
        Accrued Expenses                                                                     287,624              (178,430)
        Deferred Taxes                                                                        11,800                   -0-
 ............................................................................................................................
      Net Cash Provided By Operating Activities                                              421,630               388,236
 ............................................................................................................................
 Cash Flows From Investing Activities
     Equipment Purchases                                                                    (409,277)             (301,519)
     Purchase of Seat Track Business                                                             -0-              (314,000)
     Proceeds From Sale of Assets                                                             16,800                 9,500
     Payments For Notes Receivable                                                           (30,000)                  -0-
 ............................................................................................................................
          Net Cash Used By Investing Activities                                             (422,477)             (606,019)
 ............................................................................................................................
 Cash Flows From Financing Activities
     Proceeds From Debt                                                                      420,223             1,893,328
     Principal Payments on Debt                                                             (283,382)           (1,586,958)
 ............................................................................................................................
      Net Cash Provided By (Used in) Financing
          Activities                                                                         136,841               306,370
 ............................................................................................................................

 Increase (Decrease) in Cash                                                                 135,994                88,587
 Balance, September 1                                                                        364,881               276,294
 ............................................................................................................................
 Balance, August 31                                                                      $   500,875           $   364,881
=============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   This summary of significant accounting policies of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     A. Nature of Operations - Knusaga Corporation's operations relate mainly to the fabrication of tubing for the auto industry. In January, 1998 the Company began manufacturing seat tracks for the auto industry.

     B. Basis of Consolidation - The consolidated financial statements include the accounts of HTF, Ltd., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     C. Concentration of Credit Risk - Substantially all of the accounts receivable are from three major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

     D. Revenues - The Company recognizes revenue from automotive tubes and seat tracks upon shipment.

     E. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $319,073 and $262,175 for the years ended August 31, 1999 and 1998, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

     G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 1999 and 1998 consisted of the following



                                           1999                  1998
                             ------------------------------------------
Raw Material                          $ 299,517             $ 371,763
Work in Process                         273,876               123,804
Finished Goods                          143,673                73,141
                             ..........................................
                                      $ 717,066             $ 568,708
                             ==========================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 1.  CONTINUED

    H. Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

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

    G. Major Suppliers - At August 31, 1999 and 1998 45% and 26%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential credit risk pertaining to the major suppliers.

    At August 31, 1999 and 1998, 53% and 36%, respectively of the accounts payable - trade was to two major suppliers of seat track components.

    J. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    K. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    L. Intangible Assets - Finders fee associated with the acquisition of the seat track business amortized over seven years on a straight-line basis. At August 31, 1999 and 1998, accumulated amortization is $3,340 and $1,336, respectively.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 2.  PREPAID EXPENSES

  The following is a detail of the prepaid expenses as of August 31, 1999 and 1998:



                                                             1999                   1998
                                              ---------------------------------------------
Prepaid Insurance                                        $ 35,587              $  39,173
Prepaid Taxes                                               2,314                207,836
                                              .............................................
         Total Prepaid Expenses                          $ 37,901              $ 247,009
                                              =============================================


NOTE 3.  PROPERTY AND EQUIPMENT

  The major components of property and equipment are as follows:


                                                                     1999                1998
                                                         ---------------------------------------
Land                                                          $    24,847          $   24,847
Land Improvements                                                  17,195              10,230
Buildings and Improvements                                      1,459,433           1,436,165
Machinery and Equipment                                         1,958,149           1,673,055
Furniture and Fixtures                                            155,970             131,198
Transportation Equipment                                          214,011             130,446
Obligations Under Capital Leases                                  146,653             207,115
Equipment Under Construction                                      114,459              63,455
                                                         .......................................
                                                                4,090,717           3,676,511
Less:  Accumulated Depreciation                                 1,514,858           1,263,778
                                                         .......................................
Net Property and Equipment                                    $ 2,575,859          $2,412,733
                                                         =======================================


NOTE 4.  ACCRUED EXPENSES

  The following is a detail of the current accrued expenses as of August 31, 1999 and 1998.



                                                                     1999                1998
                                                         ---------------------------------------
Accrued Insurance                                               $  29,345            $ 10,762
Accrued Interest - Other                                           11,829              11,289
Accrued Payroll                                                   177,457              98,927
Accrued and Withheld Payroll Taxes                                 26,632              10,553
Accrued Pension                                                    22,396              28,802
Accrued Professional Fees                                          28,881              28,200
Accrued Taxes                                                     141,385              10,538
                                                         .......................................
Total Current Accrued Expenses                                  $ 437,925            $199,071
                                                         =======================================


                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 4.  CONTINUED

The following is a detail of the non-current accrued expenses as of August 31, 1999 and 1998:



                                                                              1999                1998
                                                                  ---------------------------------------
         Accrued Interest - Shareholders                                 $ 469,157            $420,387
         Accrued Payroll - Officers                                        143,283             143,283
                                                                  .......................................
                 Total Non-Current Accrued Expenses                      $ 612,440            $563,670
                                                                  =======================================



   Per the loan covenants with the bank, the Company cannot pay the accrued payroll - officers shown as non-current without the bank's permission. Management does not anticipate paying the above expenses within one year.

NOTE 5.  NOTES RECEIVABLE

                                                                                             1999                1998
                                                                                  ---------------------------------------
 Non-interest bearing note receivable from an officer/stockholder. The note is unsecured and due on demand.
                                                                                         $ 124,143            $ 94,143
                                                                                  =======================================


NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

  Notes payable and obligations under capital leases consist of the following:


                                                                                          1999                1998
                                                                                  ---------------------------------------
  A.     Notes payable - directors, officers, and shareholders, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank.
                                                                                         $ 407,253            $407,253

  B.     Loan Payable - Bank, payable in monthly installments of $8,646 plus interest at 1% over the lender's prime rate, through October, 1999. The note is secured by all the assets of the Company.
                                                                                               -0-              25,930

  C.     Loan Payable - Bank, payable in monthly installments of $6,214 plus interest at 1% over the lender's prime rate through October, 2001. The note is secured by all the assets of the Company. The interest rate at August 31, 1999 was 9.25%.
                                                                                           167,734             242,302

  D.     Loan Payable - Bank, payable in monthly installments of $3,333 plus interest at 1% over lender's prime rate through December, 2000. The loan is secured by all assets of the Company. The interest rate at August 31, 1999 was
  9.25%.
                                                                                            53,334              93,334



                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 6.  CONTINUED


  E. $1,500,000 Line of Credit - Bank, interest payable in monthly installments at .5% over lender's prime rate. Principal is due January 1, 2000. Note is secured by all assets of the Company. The interest rate at August 31, 1999 was 8.75%.

                                                                                         1,043,761             773,762

  F.     Loan Payable - Bank, payable in monthly installments of $6,383 plus interest at .5% over lender's prime rate, through January, 2002. The note is secured by all the assets of the Company. The interest rate at August 31, 1999 was 8.75%.
                                                                                           185,086             261,683

  G.     Loan Payable - Bank, payable in monthly installments of $2,249 plus interest at .5% over the lender's prime rate through April, 2003. The note is secured by all the assets of the Company. The interest rate at August 31, 1999 was 8.75%.
                                                                                            98,963             125,954

  H.     Loan Payable - Bank, payable in monthly installments of $244 plus interest at .5% over lender's prime rate through August, 2003. The loan is secured all assets of Company. The interest rate at August 31, 1999 was 8.75%.
                                                                                            11,734              14,667

  I.     Obligation Under Capital Lease - machinery, payable in monthly installments of $573, through November 1999, including interest at 17.3%.
  Secured by the machinery.
                                                                                               -0-               1,125

  J.     Obligation Under Capital Lease - improvements, payable in monthly installments of $628, through November 1999, including interest at 8.17%.
  Secured by the improvements.
                                                                                               -0-               1,860

  K. Loan Payable - Bank, payable in monthly installments of $731, through December 1999, including interest at 8.49%. Secured by an automobile.

                                                                                               -0-               2,875

  L. Loan Payable - Bank, payable in monthly installments of $1,438, including interest at .5% over lender's prime rate, through December, 2003.
  The note is secured by all the assets of the Company. The interest rate at August 31, 1999 was 8.75%.

                                                                                            62,050                 -0-

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 6.  CONTINUED


  M. Loan Payable - Bank, payable in monthly installments of $1,355 including interest at .5% over the lender's prime rate through April, 2004.
  The note is secured by all the assets of the Company. The interest rate at August 31, 1999 was 8.75%.

                                                                                            63,374                 -0-

  N.     Loan Payable - Chrysler Financial Company, payable in monthly installments of $863 including interest at 7.75% through May, 2002. The loan is secured by transportation equipment.
                                                                                            24,881                 -0-

  O.     Obligation Under Capital Lease - machinery, payable in monthly installments of $1,282 through May, 2004 including interest at 7.88%. Secured by the machinery.
                                                                                            60,907                 -0-
                                                                                  ---------------------------------------
     Total                                                                               2,179,077           1,950,745
     Amounts due within one year                                                         1,307,988           1,026,634
                                                                                  .......................................
                                                                                        $  871,089          $  924,111
                                                                                  =======================================

   The debt and lease maturities for the next five years are as follows:


                                    August 31, 2000                              $ 1,307,988
                                    August 31, 2001                                  241,306
                                    August 31, 2002                                  128,065
                                    August 31, 2003                                   65,340
                                    August 31, 2004                                  436,378
                                                                           .....................
                                                                                 $ 2,179,077
                                                                           =====================


  Interest expense for the years ended August 31, 1999 and 1998 totaled $185,015 and $153,616, respectively.

  Interest expense on obligations under capital leases for the years ended August 31, 1999 and 1998 was $922 and $1,081, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 1999 and 1998 was $21,999 and $26,723, respectively.

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

NOTE 7.  LOAN COVENANTS

  Under the terms of the loan agreement with the bank the Company must maintain the following covenants:

  1.   Maintain a current ratio of not less than 1.00 to 1.00

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 7.  CONTINUED
   2.  Maintain a net worth plus subordinated debt of not less than $1,200,000.

   3. Maintain a ratio of total liabilities to net worth plus subordinated debt of not more than 3.5 to 1.

   4.  Maintain a debt service coverage ratio of not less than 1.25 to 1.

   As of August 31, 1999, the Company was in compliance with its loan covenants.

NOTE 8.  PER SHARE COMPUTATION

   Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.

NOTE 9.  INCOME TAXES

   The provision for income taxes consists of the following components:


                                                                                               1999                  1998
                                                                                  ------------------------------------------
    Current:
         Current Due (Refundable)                                                         $ 125,241            $   (38,508)
         Deferred                                                                            11,800                    -0-
                                                                                  ..........................................
                  Net Tax Expense (Recovery)                                              $ 137,041            $   (38,508)
                                                                                  ==========================================

    Deferred taxes are detailed as follows:


                                                                                               1999                  1998
                                                                                  ------------------------------------------
  Deferred Income Tax Liability - Depreciation                                             $ 81,218              $ 59,655
 ............................................................................................................................
  Deferred Income Tax Assets
     Accrued Expenses                                                                        69,418                65,221
  Valuation Allowance                                                                           -0-                (5,565)
 ............................................................................................................................
  Net Deferred Income Tax Asset                                                              69,418                59,655
 ............................................................................................................................
  Net Deferred Income Taxes                                                                $ 11,800                $  -0-
============================================================================================================================


     The valuation allowance was estimated to offset the deferred tax asset because it is uncertain that the company will ever realize the tax benefit.

NOTE 10.  RELATED PARTY TRANSACTION

     As disclosed in Note 6 to the financial statements, certain stockholders and officers are major creditors of the Company. Amounts due to the stockholders and officers as of August 31, 1999 and 1998 totaled $407,253. Interest accrued on these notes at August 31, 1999 and 1998 totaled $469,157 and $420,387, respectively. Interest expense accrued for the years ended August 31, 1999 and 1998 was $48,770 for each year.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998




NOTE 11. CASH FLOW DISCLOSURES

  Interest and income taxes paid for the years ended August 31, 1999 and 1998 were as follows:



                                                                       1999                  1998
                                                          ------------------------------------------

  Interest                                                        $ 135,705              $ 99,658
                                                          ==========================================
  Income Taxes                                                    $     -0-              $ 21,000
                                                          ==========================================


  Income tax refunds received during the years ended August 31, 1999 and 1998 was $199,497 and $-0-, respectively.

  Interest received during the years ended August 31, 1999 and 1998 was $51 and $-0-, respectively.

  During the year ended August 31, 1999, the Company acquired equipment through non-cash financing transactions of $91,491.

NOTE 12. DEFINED BENEFIT PENSION PLAN

  The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 1999 and 1998 was $22,396 and $28,802, respectively. Pension contributions due to the plan at August 31, 1999 and 1998 were $32,654 and $30,000, respectively. As of August 31, 1999 the defined benefit pension plan is funded in accordance with ERISA.

  The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 1999 and 1998.



                                                                                               1999                  1998
                                                                                --------------------------------------------
     Actuarial present value of benefit obligations:                                      $ 178,348             $ 181,450
 ............................................................................................................................
Projected benefit obligation for service rendered to date.
                                                                                            178,348               181,450
Plan assets at fair value                                                                   229,318               172,968
 ...................................................................................................... .....................
Projected benefit obligation in excess of plan assets.
                                                                                            (50,970)                8,482
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions.
                                                                                            127,074                76,365


                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998




NOTE 12.  CONTINUED


 Prior service cost not yet recognized in net periodic pension cost
                                                                                          $ (21,669)             $(22,612)
 Unrecognized net obligation at date of initial application of FAS-87
                                                                                            (32,039)              (33,433)
 ............................................................................................................................
(Prepaid) accrued cost                                                                    $  22,396              $ 28,802
============================================================================================================================

Net pension cost for 1999 and 1998 includes the following components:
     Service cost - benefits earned during the period                                     $  27,989              $ 31,725
     Interest cost on projected benefit obligation                                           11,020                 9,173
     Actual return on plan assets                                                           (51,038)                 (597)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                             38,277               (11,499)
 ............................................................................................................................
Net periodic pension costs                                                                $  26,248              $ 28,802
============================================================================================================================


NOTE 13.  401K PROFIT SHARING PLAN

   The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The company has no obligation to make any contributions to the plan.

NOTE 14.  FOREIGN SUBSIDIARY

   In March 1999, the Company established HTF, Ltd., a new subsidiary, located in St. Thomas, Ontario, Canada. HTF, Ltd. services its major customer by arranging various automotive tubing parts in a specific order as requested by its customers. The parts used are manufactured and sold by Knusaga Corporation, its parent corporation.

NOTE 15.  PURCHASE OF SEAT TRACK BUSINESS

   In January, 1998, the Company purchased the assets of ITT Automotive Electric Systems, Inc.'s seat track business. The total cost of the assets acquired was $300,000. In addition, the Company paid a third party $14,000 as a fee for organizing the transaction. The purchase price has been allocated to the assets purchased on estimated fair market value of assets acquired as follows:

                    Equipment                                      $ 100,000
                    Tooling                                          200,000
                    Intangible Assets                                 14,000
                                                          .....................
                                                                   $ 314,000
                                                          =====================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 16.  LEASE OBLIGATION

  The Company leases a facility in Imlay, Michigan for its seat track operations. The lease requires minimum monthly payments of $3,721 in addition to property taxes, insurance and maintenance. The lease expires January, 2003.

  The Company's subsidiary leases a facility in St. Thomas, Ontario for its sequencing operations. The lease requires monthly payments of $7,746 through March 2000.

  The Company's subsidiary has lease agreements to rent forklifts. The leases call for monthly payments of $343 through June 2004.

  Total rents paid during the years ended August 31, 1999 and 1998 were $88,423 and $25,458, respectively.

  Future minimum lease obligations under all operating leases are as follows:


                              August 31, 2000                                $ 102,986
                              August 31, 2001                                   48,764
                              August 31, 2002                                   48,764
                              August 31, 2003                                   22,726
                              August 31, 2004                                    3,435
                                                                    .....................
                                                                             $ 226,675
                                                                    =====================


NOTE 17.  SEGMENTAL DATA

     The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the years ended August 31, 1999 and 1998.



                                                    TUBING                      SEAT TRACK                      TOTAL
                                              1999           1998           1999           1998           1999          1998
                                          -----------------------------------------------------------------------------------------
External Revenue                    $ 7,642,471        $ 6,480,814    $ 4,201,377    $ 2,410,865    $11,843,848    $ 8,891,679
Intersegment Revenue                        -0-                -0-           -0-             -0-            -0-            -0-
Interest Revenue                            -0-                -0-           -0-             -0-            -0-            -0-
Interest Expense                        162,678            131,216         22,337         22,400        185,015        153,616
Depreciation and Amortization           269,975            238,869         51,102         24,642        321,077        263,511
Profit (Loss)                          (378,802)          (260,610)       713,290        203,628        334,488        (56,982)
Total Assets                          4,764,870          3,926,718      1,312,471        812,785      6,077,341      4,739,503
Expenditures of Long-Lived Assets   $   473,665        $   272,110    $    27,103    $   343,409    $   500,768    $   615,519


                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998



NOTE 17.  CONTINUED

  The tubing segment derives its revenues from the sale of automotive tubing in the production process of the automobile industry. The seat track segment derives its revenues from the sale of adjustable seat tracks to recreation vehicle manufacturers and van converters.

  The Company maintains separate records for each segment. The accounting policies applied by each of the segments are the same as those used by the Company in general.

  Net sales to one customer of its tubing segment totaled $1,241,679 and $4,112,714 of the Company's net sales for the years ended August 31, 1999 and 1998, respectively. Net sales to another customer of its tubing segment totaled $5,493,129 and $1,248,991 of the Company's net sales for the years ended August 31, 1999 and 1998, respectively. Net sales to one customer of its seat track segment totaled $4,183,967 and $2,360,400 of the Company's net sales for the years ended August 31, 1999 and 1998, respectively.

NOTE 18.  FORGIVENESS OF DEBT

On August 31, 1998, the Company was forgiven its debt owed to Travel Products in the amount of $90,000. This amount was for engineering services provided to the company during the year ended August 31, 1994. This amount was previously shown as accrued engineering expenses prior to the year ended August 31, 1998.

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule

