Form 10QSB
period 1999-11-30
KNUSAGA CORP
filed 2000-03-02
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 1999

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

RESULTS OF OPERATIONS


Net Sales increased 35.8% in the first quarter of the fiscal year ending August 2000 to $3,343,517 from $2,462,657 a year ago. Tubing sales increased 52.7% to $2,352,984 from $1,541,310 in the year ago quarter. This is a result of Ford Medium Truck production in their Mexican plant and Freightliner's production at their St. Thomas plant returning to normal levels from the depressed levels of a year ago. In addition the tubing business is now the exclusive tube supplier for the St. Thomas plant winning business from a competitor. The seat track business sales increased 7.5% to $990,533 in the first quarter from $921,347 a year ago as a result of growth in recreational vehicle motor home sales.

Profit declined 73.5% in the first quarter to $10,185 from $38,446 in the year ago quarter. The tube sector loss increased 149.6% to $126,462 from $50,662 in the year ago quarter. This was a result of two factors: start up problems on the new tubing business acquired and start up expenses for the new sequencing operation in St. Thomas. Seat track profits increased 53.3% to $136,648 from $89,108 in the year ago quarter as a result of cost savings from re-sourcing component parts.

Selling and Administrative expenses of $302,724 increased 40.1% from the year ago quarter expense of $216, 59 due to the 35.8% increase is sales.


LIQUIDITY AND SOURCES OF CAPITAL

The company generated $302,575 of cash from operations during the quarter. Equipment purchases consumed $89,605. There was a reduction in long term debt of $36,174 resulting in a net positive cash flow of $176,796 for the quarter.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 1999





ASSETS                                                November 30, 1999
CASH                                                      $  672,541
ACCOUNTS RECEIVABLE                                       $1,611,193
 ACCOUNTS RECEIVABLE - OTHER                              $  170,051
INVENTORIES                                               $  772,954
PREPAID EXPENSE                                           $   50,807
                                                          ----------
     TOTAL CURRENT ASSETS                                 $3,277,547

NET PROPERTY, PLANT AND EQUIPMENT                         $2,580,693

OTHER ASSETS                                              $   17,209
                                                          ----------
     TOTAL ASSETS                                         $5,875,450

LIABILITIES

ACCOUNTS PAYABLE                                          $1,356,343
NOTES PAYABLE                                             $1,288,315
ACCRUED LIABILITIES                                       $  295,085
                                                          ----------
     TOTAL CURRENT LIABILITIES                            $2,939,745

LONG TERM DEBT                                            $1,467,028
                                                          ----------
     TOTAL LIABILITIES                                    $4,406,773

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized         $   70,006
7,000,000 shares issued and outstanding.

Preferred stock, par value $.01 per share                 $  175,000
authorized 500,000 shares, issued and outstanding
175,000 of Class A $1.00 stated value, 4%
non-cumulative, non-voting.

ADDITIONAL PAID-IN CAPITAL                                $  366,365

RETAINED EARNINGS                                         $  857,305
                                                           ---------

     TOTAL STOCKHOLDERS EQUITY                            $1,468,677
                                                          ----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                  $5,875,450


                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 1999 AND NOVEMBER 30, 1998




                                                                           (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                        NOVEMBER 30, 1999               NOVEMBER 30, 1998

NET SALES                                                  $3,343,516                       $2,462,657

COST OF GOODS SOLD                                         $2,959,677                       $2,136,670
                                                           ----------                       ----------

     GROSS PROFIT                                          $  383,839                       $  325,987

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               $  302,724                       $  216,059

MISC. INCOME (EXPENSE)                                    ($   50,421)                     ($   44,485)
                                                           ----------                       ----------

     INCOME (LOSS) BEFORE TAXES                            $   30,694                       $   65,443

PROVISION FOR FEDERAL INCOME TAXES                         $   20,508                       $   26,997
                                                           ----------                       ----------

NET INCOME BEFORE EXTRAORDINARY ITEMS                      $   10,185                       $   38,446

EXTRAORDINARY ITEMS:                                       $     -0-                        $     -0-

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD                                     ----------                       ----------

     NET INCOME                                            $   10,185                       $   38,446

PAR SHARE OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                                  7,000,000                        7,000,000
                                                               .00                              .00



7,000,000 THE FINANCIAL STATEMENTS INCLUDED IN THIS
REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION
OF MANAGEMENT, .00 ARE NECESSARY FOR FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 1999 AND NOVEMBER 30, 1998


                                                                               (UNAUDITED)
                                                                           THREE MONTHS ENDED

                                                               NOVEMBER 30, 1999        NOVEMBER 30, 1998

CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,                       $ 10,185                $ 38,446
EXCHANGE LOSS                                                      (      94)
NON-CASH EXPENSE INCLUDED IN NET INCOME                             $ 85,270                $ 82,686
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                            $427,439               ($475,725)
     INVENTORIES                                                   ($ 55,888)               $ 51,785
     PREPAID EXPENSES                                               $  3,702               ($  4,472)
     OTHER ASSETS                                                   $  7,773                   ---

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                              ($ 50,054)               $267,179
     ACCRUED LIABILITIES                                           ($125,757)               $ 12,905
                                                                   ----------               --------

     NET CASH PROVIDED BY (USED FOR)                                $302,575               ($ 27,196)
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                              $ 89,604                $107,470

CASH PROVIDED BY (USED FOR) BEFORE                                                         ($134,666)
FINANCING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
     SHORT-TERM                                                                              $ 9,863
     LONG-TERM                                                     ($36,174)                ($94,043)
                                                                   ---------                ---------

     NET CASH PROVIDED BY (USED FOR)                               ($36,174)                ($84,180)
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                                         $176,796               ($218,840)
BALANCE AT BEGINNING OF PERIOD                                      $495,744                $364,781

BALANCE AT END OF PERIOD                                            $672,541                $145,935


                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------
     27                            Financial Data Schedule
