Form 10QSB
period 2000-02-29
KNUSAGA CORP
filed 2000-05-03
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 29, 2000

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

                                 X YES _____ NO

Shares of Common Stock Par Value $.01, outstanding:  7,000,000.

RESULTS OF OPERATIONS

Net sales increased 26.9% in the second quarter of the fiscal year ending February 2000 to $3,429,444 from $2,703,112 a year ago. Tubing sales increased 25.3% to $2,213,302 from $1,674,727 in the year ago quarter. This is a result of increased market volume in the heavy truck industry and the addition of the sequencing operation in St. Thomas, Ontario. Seat track sales increased 13.9% to $1,171,220 in the second quarter from $1,028,385 in the year ago quarter as a result of increased class A motor home sales, our principal market.

Profit declined 78.5% in the second quarter to $30,681 form $$142,443 in the year ago quarter. The tube sector incurred a loss of $142,931 compared to a profit of $17,459 in the year ago quarter. This was a result of losses in the sequencing and startup costs of new tubing business. Seat track profits increased 24.9% to $156,125 from $124,984 in the year ago quarter as a result of increased volume and continuing material cost reductions.

Selling and Administrative expenses increased 23.9% in the second quarter to $321,309 from $259,257 a year ago as a result of the increased sales activity.

LIQUIDITY AND SOURCES OF CAPITAL

The company generated $397,805 from operations through the second quarter of fiscal 2000. Equipment purchases consumed $161,793. There was a reduction in long term debt of $39,840 partially offset by an increase in short term debt of 10,063, resulting in a net positive cash flow of $206,235.

CONTINGENT MATTERS

A law suit has been filed against the company relating to a sub contractor's death while working on company property. The company believes it is adequately insured in this matter.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                FEBRUARY 29, 2000

ASSETS                                                 February 29, 2000

CASH                                                      $   701,773
ACCOUNTS RECEIVABLE                                       $ 1,873,042
NOTES RECEIVABLE                                          $   201,777
INVENTORIES                                               $   947,897
PREPAID EXPENSE                                           $    53,247
                                                          -----------

     TOTAL CURRENT ASSETS                                 $ 3,777,736

NET PROPERTY, PLANT AND EQUIPMENT                         $ 2,574,118

OTHER ASSETS                                              $    16,708
                                                          -----------

     TOTAL ASSETS                                         $ 6,368,563

LIABILITIES

ACCOUNTS PAYABLE                                          $ 1,829,544
NOTES PAYABLE                                             $ 1,298,378
ACCRUED LIABILITIES                                       $   278,033
                                                          -----------

     TOTAL CURRENT LIABILITIES                            $ 3,405,955

LONG TERM DEBT                                            $ 1,463,363
                                                          -----------

     TOTAL LIABILITIES                                    $ 1,463,363

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized         $    70,007
7,000,000 shares issued and outstanding.

Preferred stock, par value $.01 per share authorized      $   175,000
500,000 shares, issued and outstanding 175,000 of
Class A $1.00 stated value, 4% non-cumulative, non-
voting.

ADDITIONAL PAID-IN CAPITAL                                $   366,365

RETAINED EARNINGS                                         $   887,874
                                                          -----------

     TOTAL STOCKHOLDERS EQUITY                            $ 1,499,246
                                                          -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                  $ 6,368,563

                              KNUSAGA CORPORATION
                        STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                    FEBRUARY 28, 1999 AND FEBRUARY 29, 2000


                                                             (UNAUDITED)                           (UNAUDITED)
                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   FEB. 29, 2000      FEB 28, 1999       FEB. 29, 2000      FEB. 28, 1999

NET SALES                                           $3,429,444         $2,703,112         $6,772,961         $5,165,769

COST OF GOODS SOLD                                  $2,984,028         $2,185,344         $5,943,705         $4,322,014
                                                    ----------         ----------         ----------         ----------

     GROSS PROFIT                                   $  445,417         $  517,769         $  829,256         $  843,756

SELLING, GENERAL AND                                $  321,309                            $  624,033         $  475,316
ADMINISTRATIVE EXPENSES                                                $  259,257

MISC. INCOME (EXPENSE)                              $   56,487         $   19,930         $  106,908         $   64,415
                                                    ----------                            ----------         ----------

     INCOME (LOSS) BEFORE TAXES                     $   67,621         $  238,581         $   98,315         $  304,025

PROVISION FOR FEDERAL INCOME                        $   36,940         $   96,138         $   57,449         $  123,135
TAXES                                               ----------         ----------                            ----------

NET INCOME BEFORE                                   $   30,681         $  142,443         $   40,866         $  180,889
EXTRAORDINARY ITEMS

EXTRAORDINARY ITEMS:

     WRITE OFF R S HUGHES IND.

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD                              ----------         ----------         ----------         ----------

     NET INCOME                                     $  30,681          $142,443           $ 40,866           $ 180,889

PAR SHARE OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS:

     NET INCOME (LOSS) FROM
     OPERATIONS PER SHARE                              0.00               0.02               0.01               0.03

     CASH DIVIDENDS                                    NONE               NONE               NONE               NONE

AVERAGE OUTSTANDING SHARES                           7,000,000          7,000,000          7,000,000          7,000,000



THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                SIX MONTHS ENDED
                     FEBRUARY 28, 1999 AND FEBRUARY 28, 2000

                                                                               (UNAUDITED)
                                                                            SIX MONTHS ENDED
                                                               February 29, 2000        February 28, 1999
CASH PROVIDED BY (USED FOR) OPERATIONS
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS, NON-CASH              $ 40,865                $180,889
EXPENSE INCLUDED IN NET INCOME
     DEPRECIATION                                                   $163,532                $111,852

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                            $165,590               ($851,276)
     INVENTORIES                                                   ($230,831)               $ 54,069
     PREPAID EXPENSES                                               $  1,262                $195,138
     OTHER ASSETS                                                  ($ 22,950)              ($  7,277)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                               $423,145                $ 21,156
     ACCRUED LIABILITIES                                           ($142,811)               $119,405
                                                                    --------                --------

     NET CASH PROVIDED BY (USED FOR)                                $397,804               ($176,041)
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                             ($161,792)              ($ 97,171)
                                                                                            --------

     NET CASH PROVIDED BY (USED FOR)                                $236,012               ($273,212)
                                                                    --------
     INVESTING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
     SHORT-TERM                                                     $ 10,062                $124,145
     LONG-TERM                                                      ($39,839)              ($ 76,637)
                                                                     -------                --------

     NET CASH PROVIDED BY (USED FOR)                                ($29,776)               $ 47,507
     FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                                         $206,235               ($225,704)
BALANCE AT BEGINNING OF PERIOD                                      $495,744                $364,780

BALANCE AT END OF PERIOD                                            $701,979                $139,075


                                 Exhibit Index
                                 -------------

Exhibit No.                Description
-----------                -----------
    27                     Financial Data Schedule