Form 10KSB
period 2000-08-31
KNUSAGA CORP
filed 2000-12-14
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 2000 Commission File No. 0-7795

                               KNUSAGA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                  62-1004034
----------------------------------     ----------------------------------------
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

Number of shares of common stock outstanding as of August 31, 2000: 7,000,000

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

                                 Yes   X   No
                                     -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenue for fiscal year ended August 31, 2000:  $13,304,620.

Registrant timely filed a Form 12B-25.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

         Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 2000, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

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

         In October 2000, the Registrant entered into a joint venture (Modular Tubes Systems S.A. de C.V.) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing initially for Ford but will pursue business with other manufacturers in Mexico. The Registrant and its partner will make equal contributions to equity as required and will each own 50% of the joint venture.

         The principal customer for Registrant's air intake, exhaust and radiator tubes is Freightliner Corporation (Freightliner), which accounted for 77% of Registrant's sales for said products during its fiscal year ended August 31, 2000. Registrant's second biggest customer is Ford Motor Company ("Ford"), which accounted for 10% of Registrant's sales for said products during said fiscal year.

         Alpha Tube and United Industries are Registrant's largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which are generally for four weeks of projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.

         The Registrant is a tier one supplier to Freightliner, Ford, Volvo and Nova Bus and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule.

         The Registrant's customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, customer purchase orders represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.

         Registrant's firm order backlog is just ten to fifteen working days.

         There are several competitors in the truck metal tube fabricating business, with Northern Tube being Registrant's major competitor for Ford's medium truck business and Tube Specialties being Registrant's competitor for Freightliner's large over-the-road truck tube business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

         The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. The Regstrant uses distributors to market the product.

         In addition to internal Research and Development, Research and Development ("R&D") expenditures were also made to Travel Products. Originally the Registrant paid Travel Products a 3% royalty, but for the past several years the Registrant has been paying Travel Products a monthly fee for R&D work with adjustments for extra work. R&D expenditures for the last two fiscal years, including fees to Travel Products, were $101,388 in 2000 and $60,000 in 1999.

         The Registrant has 115 employees.

         The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks which are material to its business.

Item 2. DESCRIPTION OF PROPERTY

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

       5 (b) As of August 31, 2000, there were approximately 1,592 shareholders of Registrant's common stock.

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

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

       6 (a) Net sales for the fiscal year ended August 31, 2000, increased by $1,460,772 or 12.3% from the year ended August 31, 1999, which sales had increased by $2,952,169 or 33.2% from the prior fiscal year. The change in sales for fiscal year 2000 was a result of the following events.

       In November of 1997 Ford discontinued production of Medium Trucks at its Kentucky truck plant. Ford did not resume production of Medium Trucks in Mexico until March of 1998. In December of 1997 Ford discontinued production of Heavy Trucks at the plant and sold the Heavy Truck business to Freightliner Corporation. Freightliner did not resume production of the Heavy Truck (under the brand name of Sterling) at their St. Thomas, Ontario plant until March of 1998. These events depressed sales in fiscal 1998 which lead to the 33.2% sales increase in fiscal 1999 as production returned to more normal levels. The 12.3% increase of sales in fiscal 2000 are due to production increases by Freightliner and increased business from Volvo.

       The seat track line of business provided $3,926,990 of sales in Fiscal 2000 down $274,387 or 6.5% from fiscal 1999 sales of $4,201,377 as a result of a decline in the van conversion market, but the class A motorhome market remained strong.

       Cost of goods sold, as a percentage of sales, remained virtually unchanged for fiscal 2000 (86.2%) verses fiscal 1999 (86.1%). In spite of numerous cost increases for labor, fringe benefits and other services these were off set by improvements in efficiency of operations and purchasing of materials. Selling, general, and administrative expenses in fiscal year 2000 increased by $159,604 as a result of increased sales activity.

       The events of fiscal 2000 increased the Registrant's sales concentration with Freightliner from 46% in fiscal 1999 to 77% in fiscal 2000. Ford remained unchanged at 10% in both fiscal 2000 and 1999. The new business from Volvo made up 6% of sales. Seat track sales dropped from 36% of sales in fiscal 1999 to 30% of sales in fiscal 2000. Seat tracks are sold to distributors who in turn sell to end users.

        6(b) Liquidity and Capital Resources. The Registrant's working capital position increased in fiscal year 2000 to $501,724 on August 31, 2000, from a working capital position of $348,869 on August 31, 1999. The increase in working capital during fiscal 2000 is largely the result of increased sales activity in the tubing sections of the business.

        Two loans payable to Michigan National Bank mature in December 2000 and October 2001, bear interest at 1% over the lender's prime rate and are secured by all assets of the Registrant. At August 31, 2000, the outstanding principal balance of both notes were $13,334 and $93,166 respectively for an aggregate of $106,500 and the applicable interest rate was 10.5%.

        Seven loans payable to Michigan National Bank mature in January 2002, April 2003, August 2003, December 2003, April 2004, October 2004, and February 2005, bear interest at .5% over the lender's prime rate and are secured by all assets of Registrant. At August 31, 2000, the outstanding aggregate principal balance of these seven loans was $378,113 and the applicable interest rate was 10.0%.

        Registrant has a line of credit with Michigan National Bank with interest payable in monthly installments at said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January of 2001. At August 31, 2000, the outstanding balance was $1,217,762 and the applicable interest rate was 9.5%. Based on discussions with the bank the Registrant believes the bank will extend the maturity of this line of credit until January 2002.

        The Registrant does not have any material commitment for capital expenditures in the current fiscal year.

Item 7. FINANCIAL STATEMENTS

        The report of independent auditors and consolidated financial statements included on pages 10 through 29 of the annual financial report for the year ended August 31, 2000 and 1999 are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        No response required.

                                    PART III.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT


                     NAME                   AGE                        POSITION
                     ----                   ---                        --------
         James G. Musser, Jr.                65                   Director/President
         Jerry D. Luptak                     78           Director/Vice President Finance and
                                                                    General Counsel
         Harold Beznos                       62              Director/Secretary-Treasurer
         J. Ted Beebe                        70                Executive Vice President

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


Items 10 and 12. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS.

        In the fiscal year ended August 31, 2000, Mr. Musser was paid $100,000 in salary and Mr. Beebe was paid $78,000 in salary. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 2000, and none is anticipated in the fiscal year ending August 31, 2001.

        Messrs. Beznos, Luptak, Musser, and the Knudsen Trust have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a single note bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 2000, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, the Registrant assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Luptak, and the Knudsen Trust bearing an annual interest rate of 12% and having an aggregate unpaid principal balance at August 31, 2000, of $141,417. The information set forth under Note 10 in the Financial Statements is incorporated by reference.

       In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 2000, was $50,000 each. The beneficiaries of the Beznos Family Irrevocable Trust are beneficial shareholders of the Registrant and are related to Harold Beznos, an officer and director of the Registrant. The note originally issued to the Paola M. Luptak Irrevocable Trust has been assigned and is presently held by Mayfair Associates Limited Partnership. An aggregate of $50,770 of interest was accrued during fiscal 2000 with respect to all of these loans, none of which was paid.

       On November 13, 2000, the Registrant's board of directors approved a resolution to authorize additional shares of stock and issue stock to these Directors, Officers, Shareholders and their affiliates in exchange for the payment of all amounts due under the existing obligations. The Directors, Officers, Shareholders and their affiliates have verbally agreed to the transaction, but no documents have been executed by the Directors, Officers, Shareholders and their affiliates. As of the December 14, 2000, the date of this report, the number of shares to be issued has not yet been determined.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


       11(a)

             Title
              Of                          Name and Address of             Amount and Nature of
             Class                         Beneficial Owner                 Beneficial Owner              % of Class
             -----                         ----------------                 ----------------              ----------
            Common               James G. Musser, Jr. (1)                 726,520 shares                    10.4%
             Stock               7475 Pinehurst Circle
                                 Birmingham, MI  48010


            Common               Lorraine A. Musser  (1)                  722,617 shares                    10.3%
             Stock               7475 Pinehurst Circle
                                 Birmingham, MI  48010

            Common               Frieda Applebaum, as trustee of the      1,449,137 shares                  20.7%
             Stock               Beznos Family Irrevocable Trust U/A/D
                                 February 2, 1976(2)
                                 31731 Northwestern Hwy.
                                 Farmington Hills, MI 48334

            Common               Mayfair Associates Limited               1,463,109 shares                  20.9%
             Stock               Partnership (3)
                                 c/o 31731 Northwestern Hwy.
                                 Ste. 250W
                                 Farmington Hills, MI  48334

            Common               K. Peter Knudsen (4)                     562,402 shares                     8.0%
             Stock               837 Glen Dr.
                                 Harbor Springs, MI 49740

            Common               J. Ted Beebe                             805,205 shares                    11.5%
             Stock               22515 Sunnydale
                                 St. Clair Shores, MI  48081



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

       11(b) No shares of common stock of the Registrant are beneficially owned by any officers and directors of the Registrant, except Mr. James
              G. Musser, Jr. and Mr. J. Ted Beebe as listed in Item 11(a) above.

As a group, the officers and directors beneficially own 2,254,342 shares of Registrant's common stock, representing 32.2% of all outstanding common stock.

Item 13       EXHIBITS AND REPORTS ON FORM 8-K

       13a.   Financial Statement Schedules

              For Fiscal Years Ended August 31, 2000 and 1999

              1) Accountant's opinion for years ended August 31, 2000 and 1999.

              2) Balance Sheet for the years ended August 31, 2000 and 1999.

              3) Statement of Income for years ended August 31, 2000 and 1999.

              4) Statement of Stockholder's Equity for years ended August 31,
                 2000 and 1999.

              5) Statement of Cash Flows for years ended August 31, 2000 and
                 1999.

              6) Notes to Financial Statements for years ended 2000 and 1999.

       13b.   Reports on Form 8-K

              None

       13c.   Exhibits

              None

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KNUSAGA CORPORATION



                                                By:      Jerry Luptak
                                                   -----------------------------
                                                        Vice President


                                                Dated:  December 14, 2000
                                                      --------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:    James G. Musser                                 Date:  December 14, 2000
       ------------------------------------------             -----------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                                 Date:  December 14, 2000
       ------------------------------------------             -----------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)

By:    Harold Beznos                                   Date:  December 14, 2000
       ------------------------------------------             -----------------
       Director Secretary-Treasurer

By:    J. Ted Beebe                                    Date:  December 14, 2000
       ------------------------------------------             -----------------
       Executive Vice President

                       KNUSAGA CORPORATION AND SUBSIDIARY
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                            AUGUST 31, 2000 AND 1999

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
================================================================================




                                TABLE OF CONTENTS





                                                                            PAGE





Independent Auditors' Report.................................................12

Consolidated Balance Sheets...............................................13-14
Consolidated Statements of Income............................................15
Consolidated Statements of Stockholders' Equity..............................16


Consolidated Statements of Cash Flows........................................17
Notes to Consolidated Financial Statements................................18-30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2000 and 1999 and the related consolidated statement of income, stockholders' equity, and cash flows for the years ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully,




----------------------------------------
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan
November 20, 2000

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                  AS OF AUGUST 31, 2000 AND 1999

                                     ASSETS


                                                                                         2000               1999
                                                                                -------------------------------------
Current Assets
     Cash                                                                            $  448,855         $  500,875
     Accounts Receivable - Trade, Net of Allowance for Doubtful
       Accounts of $-0-
     Note Receivable - Officer                                                        1,616,318          2,092,314
     Note Receivable - Other                                                            107,343            124,143
     Inventories                                                                         30,959                -0-
     Prepaid Expenses                                                                 1,251,750            717,066
                                                                                         52,806             37,901
---------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                             3,508,031          3,472,299
---------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                           2,486,035          2,575,859
---------------------------------------------------------------------------------------------------------------------
Other Assets
     Deposits                                                                            18,469             18,523
     Intangible Assets, Net                                                               8,656             10,660

     Total Other Assets                                                                  27,125             29,183
---------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                $6,021,191         $6,077,341
=====================================================================================================================











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                  AS OF AUGUST 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                         2000               1999
                                                                                 -------------------------------------
Current Liabilities
     Accounts Payable - Trade                                                         $1,171,112         $1,377,517
     Current Maturities of Long-Term Debt                                              1,484,413          1,307,988
     Accrued Expenses                                                                    350,782            437,925
----------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                         3,006,307          3,123,430
----------------------------------------------------------------------------------------------------------------------
Other Liabilities
     Accrued Expenses - Non current                                                      661,210            612,440
     Long-Term Debt - Less Current Maturities                                            715,946            871,089
----------------------------------------------------------------------------------------------------------------------
     Total Other Liabilities                                                           1,377,156          1,483,529
----------------------------------------------------------------------------------------------------------------------
Deferred Taxes                                                                            22,500             11,800
----------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                             4,405,963          4,618,759
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized,
        7,000,000, Shares Issued and Outstanding
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each                         70,000             70,000
        Share Convertible into One Share of Common Stock, Par Value
        $.01, Stated Value $1.00, 500,000 Shares Authorized, 175,000
        Shares Issued and Outstanding
     Additional Paid-In Capital
     Retained Earnings                                                                   175,000            175,000
                                                                                         366,365            366,365
                                                                                       1,003,863            847,217
----------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                        1,615,228          1,458,582
----------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                   $6,021,191         $6,077,341
======================================================================================================================








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999




                                                                                        2000              1999
                                                                                  -----------------------------------
Sales, Net                                                                          $ 13,304,620      $ 11,843,848
Cost of Sales                                                                         11,467,287        10,195,235
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                           1,837,333         1,648,613
Selling, General and Administrative Expenses                                           1,293,628         1,134,024
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         543,705           514,589
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
    Interest Income                                                                          116                51
    Interest Expense                                                                    (213,134)         (185,015)
    Miscellaneous Income                                                                   2,496             6,632
    Gain (Loss) on Sale of Asset                                                           7,905            (1,769)

---------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                       (202,617)         (180,101)
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                               341,088           334,488
Income Taxes                                                                             184,442           137,041
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $    156,646      $    197,447
=====================================================================================================================


Net Income Per Share                                                                $        .02      $        .02
=====================================================================================================================






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


                                    FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999



                                                                                                    Retained
                                                                                  Additional        Earnings
                                                  Common          Preferred        Paid-In        (Accumulated
                                                   Stock            Stock          Capital          Deficit)
                                              -----------------------------------------------------------------
Balance, September 1, 1998                      $   70,000       $  175,000     $  366,365       $  649,770

Net Income For the Year Ended
  August 31, 1999                                      -0-              -0-            -0-          197,447
---------------------------------------------------------------------------------------------------------------

Balance, August 31, 1999                            70,000          175,000        366,365          847,217

Net Income for the Year Ended
  August 31, 2000                                      -0-              -0-            -0-          156,646
---------------------------------------------------------------------------------------------------------------

Balance, August 31, 2000                        $   70,000       $  175,000     $  366,365       $1,003,863
===============================================================================================================







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999




                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operations
    Net Income                                                               $   156,646           $   197,447
    Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
     Depreciation and Amortization                                               352,545               321,077
     (Gain) Loss on Sale of Asset                                                 (7,905)                1,769
     (Increase) Decrease In:
       Accounts Receivable                                                       475,996            (1,062,645)
       Inventories                                                              (534,684)             (148,358)
       Prepaid Expenses                                                          (14,905)              209,108
       Deposits                                                                       54                (8,827)
     Increase (Decrease) In:
       Accounts Payable                                                         (206,405)              612,635
       Accrued Expenses                                                          (38,373)              287,624
       Deferred Taxes                                                             10,700                11,800
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By Operating Activities                                   193,669               421,630
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
    Equipment Purchases                                                         (295,746)             (409,277)
    Proceeds From Sale of Assets                                                  67,618                16,800
    Proceeds From Notes Receivable                                                30,000                   -0-
    Payments For Notes Receivable                                                (44,159)              (30,000)
-------------------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                 (242,287)             (422,477)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Proceeds From Debt                                                           272,982               420,223
    Principal Payments on Debt                                                  (276,384)             (283,382)
-------------------------------------------------------------------------------------------------------------------
     Net Cash Provided By (Used For) Financing
         Activities                                                               (3,402)              136,841
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                      (52,020)              135,994
Balance, September 1                                                             500,875               364,881
-------------------------------------------------------------------------------------------------------------------
Balance, August 31                                                           $   448,855           $   500,875
===================================================================================================================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2000 AND 1999



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

         A. Nature of Operations - Knusaga Corporation operates in two separate industries: 1) fabrication of tubing for the auto industry and 2) manufacturing of seat tracks for the auto industry.

         B. Basis of Consolidation - The consolidated financial statements include the accounts of HTF, Ltd., a wholly owned subsidiary located in St. Thomas, Ontario. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $350,541 and $319,073 for the years ended August 31, 2000 and 1999, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2000 AND 1999

    NOTE 1.  CONTINUED

         G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 2000 and 1999 consisted of the following:


                                                2000                1999
                                           -------------------------------
                  Raw Material             $  521,085           $  299,517
                  Work in Process             317,411              273,876
                  Finished Goods              413,254              143,673
                                           -------------------------------
                                           $1,251,750           $  717,066
                                           ===============================

         H. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements. The Company had no impairment of assets during the years ended August 31, 2000 and 1999.

         G. Major Suppliers - At August 31, 2000 and 1999 33% and 45%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential credit risk pertaining to the major suppliers.

At August 31, 2000 and 1999, 41% and 53%, respectively of the accounts payable - trade was to two major suppliers of seat track components.

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

                                                        AUGUST 31, 2000 AND 1999


NOTE 1.  CONTINUED
     L. Intangible Assets - Finders fee associated with the acquisition of the seat track business amortized over seven years on a straight-line basis. At August 31, 2000 and 1999, accumulated amortization is $5,344 and $3,340, respectively.

     Note 2.  Prepaid Expenses

       The following is a detail of the prepaid expenses as of August 31, 2000 and 1999:


                                                        2000              1999
                                                   ------------------------------
            Prepaid Insurance                         $48,567           $35,587
            Prepaid Taxes                               4,239             2,314
                                                   ------------------------------
                     Total Prepaid Expenses           $52,806           $37,901
                                                   ==============================

     NOTE 3.  PROPERTY AND EQUIPMENT

       The major components of property and equipment are as follows:


                                                                2000            1999
                                                          ------------------------------
            Land                                            $   24,847      $   24,847
            Land Improvements                                   17,195          17,195
            Buildings and Improvements                       1,482,417       1,459,433
            Machinery and Equipment                          2,171,726       1,958,149
            Furniture and Fixtures                             167,894         155,970
            Transportation Equipment                           209,944         214,011
            Obligations Under Capital Leases                   134,898         146,653
            Equipment Under Construction                        91,636         114,459
                                                          ------------------------------
                                                             4,300,557       4,090,717
            Less:  Accumulated Depreciation                  1,814,522       1,514,858
                                                          ------------------------------
            Net Property and Equipment                      $2,486,035      $2,575,859
                                                          ==============================

     NOTE 4.  ACCRUED EXPENSES

       The following is a detail of the current accrued expenses as of August 31, 2000 and 1999.


                                                              2000             1999
                                                          -----------------------------
            Accrued Insurance                               $ 21,922        $ 29,345
            Accrued Interest - Other                          13,672          11,829
            Accrued Payroll                                  157,603         177,457
            Accrued and Withheld Payroll Taxes                17,280          26,632
            Accrued Pension                                   21,450          22,396
            Accrued Professional Fees                         35,168          28,881
            Accrued Taxes                                     83,687         141,385
                                                          -----------------------------
            Total Current Accrued Expenses                  $350,782        $437,925
                                                          =============================

NOTE 4.  CONTINUED

The following is a detail of the non-current accrued expenses as of August 31, 2000 and 1999:


                                                                                             2000             1999
                                                                                     ---------------------------------
     Accrued Interest - Directors, officers, shareholders and their
     affiliates (See Note 17)                                                             $ 517,927        $ 469,157
     Accrued Payroll - Officers                                                             143,283          143,283
                                                                                      ---------------------------------
               Total Non-Current Accrued Expenses                                         $ 661,210        $ 612,440
                                                                                      =================================

     Per the loan covenants with the bank, the Company cannot pay the accrued payroll - officers shown as non-current without the bank's permission. Management does not anticipate paying the above expenses within one year.

NOTE 5.  NOTES RECEIVABLE


                                                                                           2000                1999
                                                                                     ---------------------------------
     Non-interest bearing note receivable from an officer/stockholder. The note is unsecured and due on demand.
                                                                                         $ 107,143           $ 124,143
                                                                                      =================================


     Note receivable from the company's joint venture partner (See note 17) at
     10% per annum. All outstanding principal and accrued interest is due August
     28, 2001.
                                                                                          $ 30,959               $ -0-
                                                                                      =================================

NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

     Notes payable and obligations under capital leases consist of the following:


                                                                                              2000                1999
                                                                                     ---------------------------------
     A. Notes payable - directors, officers, shareholders and their affiliates, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank. (See
     Note 17)
                                                                                         $ 407,253           $ 407,253

     B. Loan Payable - Bank, payable in monthly installments of $6,214 plus interest at 1% over the lender's prime rate through October, 2001. The note is secured by all the assets of the Company. The interest rate at August
     31, 2000 was 10.5%.

                                                                                            93,166             167,734

     C. Loan Payable - Bank, payable in monthly installments of $3,333 plus interest at 1% over lender's prime rate through December, 2000. The loan is secured by all the assets of the Company. The interest rate at August 31,
     2000 was 10.5%.
                                                                                            13,334              53,334

NOTE 6.  CONTINUED

                                                                                          2000               1999
                                                                                     ---------------------------------

     D. $1,500,000 Line of Credit - Bank, interest payable in monthly installments at the lender's prime rate. Principal is due January 1, 2001.
     Note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 9.5%.

                                                                                         1,217,762           1,043,761

     E. Loan Payable - Bank, payable in monthly installments of $6,383 plus interest at .5% over lender's prime rate, through January, 2002. The note is secured by all the assets of the Company. The interest rate at August
     31, 2000 was 10.0%.
                                                                                           108,491             185,086

     F. Loan Payable - Bank, payable in monthly installments of $2,249 plus interest at .5% over the lender's prime rate through April, 2003. Note is secured by all the assets of the Company. The interest rate at August 31,
     2000 was 10.0%.
                                                                                            71,973              98,963

     G. Loan Payable - Bank, payable in monthly installments of $244 plus interest at .5% over lender's prime rate through August 2003. The loan is secured by all the assets of the Company. The interest rate at August 31,
     2000 was 10.0%.
                                                                                             8,800              11,734

     H. Loan Payable - Bank, payable in monthly installments of $801 plus interest at .5% over lender's prime rate through February 2005. Note is secured by all the assets of the company. The interest rate at August 31,
     2000 was 10.0%
                                                                                            44,074                 -0-

     I. Loan Payable - Bank, payable in monthly installments of $1,076 including interest at .5% over lender's prime rate, through October 2004. Note is secured by all the assets of the company. The interest rate at August 31,
     2000 was 10.0%
                                                                                            43,889                 -0-

     J. Loan Payable - Bank, payable in monthly installments of $1,438, including interest at .5% over lender's prime rate, through December, 2003.
     The note is secured by all the assets of the Company. The interest rate at
     August 31, 2000 was 10.0%.
                                                                                            48,567              62,050

NOTE 6.  CONTINUED

                                                                                          2000               1999
                                                                                     ---------------------------------

     K. Loan Payable - Bank, payable in monthly installments of $1,355 including interest at .5% over the lender's prime rate, through April, 2004. The note is secured by all the assets of the Company. The interest rate at August
     31, 2000 was 10.0%.
                                                                                            52,319              63,374

     L. Loan Payable - Chrysler Financial Company, payable in monthly installments of $863 including interest at 7.75% through May, 2002. The loan is secured by transportation equipment.
                                                                                            16,146              24,881

     M. Loan Payable - Chrysler Financial Company, payable in monthly installments of $695, through August, 2003, including interest at .9%.
     Secured by transportation equipment.
                                                                                            24,684                 -0-

     N. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,282 through May, 2004 including interest at 7.88%.
     Secured by the machinery.
                                                                                            49,901              60,907
                                                                                     ---------------------------------
          Total                                                                          2,200,359           2,179,077
          Amounts due within one year                                                    1,484,413           1,307,988
                                                                                     ---------------------------------
                                                                                        $  715,946          $  871,089
                                                                                     =================================


     The debt and lease maturities for the next five years are as follows:


         August 31, 2001                              $ 1,484,413
         August 31, 2002                                  156,148
         August 31, 2003                                   94,188
         August 31, 2004                                   50,592
         August 31, 2005                                  415,018
                                                  ----------------
                                                      $ 2,200,359
                                                  ================

     Interest expense for the years ended August 31, 2000 and 1999 totaled $213,134 and $185,015, respectively.

     Interest expense on obligations under capital leases for the years ended August 31, 2000 and 1999 was $4,384 and $922, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 2000 and 1999 was $19,660 and $21,999, respectively.

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

NOTE 7.  LOAN COVENANTS

     Under the terms of the loan agreement with the bank the Company must maintain the following covenants:

     1. Maintain a current ratio of not less than 1.00 to 1.00

     2. Maintain a net worth plus subordinated debt of not less than $1,500,000.

     3. Maintain a ratio of total liabilities to net worth plus subordinated debt of not more than 3.0 to 1.

     4. Maintain a debt service coverage ratio of not less than 1.25 to 1.

     As of August 31, 2000, the Company was in compliance with its loan covenants.

NOTE 8.  PER SHARE COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.

NOTE 9.  INCOME TAXES

     The provision for income taxes consists of the following components:


                                                                                       2000           1999
                                                                                  -----------------------------
Current:
         Current Due                                                                 $ 173,742      $ 125,241
         Deferred                                                                       10,700         11,800
                                                                                  -----------------------------
                  Net Tax Expense                                                    $ 184,442      $ 137,041
                                                                                  =============================

NOTE 9. CONTINUED

     Differences between income taxes calculated using federal statutory income tax rate of 34% and the provision for income taxes were as follows:


                                                                      2000                      1999
                                                              -------------------------------------------
Income Before Income Taxes                                         $ 341,088                 $ 334,488
=========================================================================================================

Statutory Federal Income Tax                                       $ 115,970                 $ 113,726
State Income Tax, Net of Federal Benefit                               8,381                     6,930
Foreign Losses Not Benefited                                          53,785                    16,422
Non-deductible Expenses                                                4,522                     2,126
Other, Net                                                             1,784                    (2,163)
---------------------------------------------------------------------------------------------------------
  Total                                                            $ 184,442                 $ 137,041
=========================================================================================================
     Deferred taxes are detailed as follows:

                                                                      2000                      1999
                                                              -------------------------------------------
Deferred Income Tax Liability - Depreciation                       $  89,922                 $  81,218
---------------------------------------------------------------------------------------------------------
Deferred Income Tax Assets
     Accrued Expenses                                                 67,422                    69,418
Valuation Allowance                                                      -0-                       -0-
---------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset                                         67,422                    69,418
---------------------------------------------------------------------------------------------------------
Net Deferred Income Taxes                                          $  22,500                 $  11,800
=========================================================================================================


NOTE 10.  RELATED PARTY TRANSACTION

As disclosed in Note 6 to the financial statements, certain directors, officers, shareholders and their affiliates are major creditors of the Company. Amounts due as of August 31, 2000 and 1999 totaled $407,253. Interest accrued on these notes at August 31, 2000 and 1999 totaled $517,927 and $469,157, respectively. Interest expense accrued for the years ended August 31, 2000 and 1999 was $48,770 for both years.

NOTE 11. CASH FLOW DISCLOSURES

     Interest and income taxes paid for the years ended August 31, 2000 and 1999 were as follows:


                                              2000            1999
                                      --------------------------------
           Interest                        $ 211,291       $ 135,705
                                      ================================
           Income Taxes                    $ 242,392       $     -0-
                                      ================================

     Income tax refunds received during the years ended August 31, 2000 and 1999 was $-0- and $199,497, respectively.

     Interest received during the years ended August 31, 2000 and 1999 was $116 and $51, respectively.

     During the year ended August 31, 2000 and 1999, the Company acquired equipment through non-cash financing transactions of $24,684 and $91,491, respectively.

NOTE 12. DEFINED BENEFIT PENSION PLAN

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 2000 and 1999 was $25,964 and $26,248, respectively. Pension contributions due to the plan at August 31, 2000 and 1999 were $26,910 and $32,654, respectively. As of August 31, 2000 the defined benefit pension plan is funded in accordance with ERISA.

NOTE 12.  CONTINUED

     The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 2000 and 1999.


                                                                                         2000               1999
                                                                                ----------------------------------------
     Actuarial present value of benefit obligations:                                  $ 210,533          $ 178,348
------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date
                                                                                        210,533            178,348
Plan assets at fair value                                                               274,324            229,318
------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets
                                                                                        (63,791)           (50,970)
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions
                                                                                        136,612            127,074
Prior service cost not yet recognized in net periodic pension cost
                                                                                        (20,726)           (21,669)
Unrecognized net obligation at date of initial application of FAS-87
                                                                                        (30,645)           (32,039)
------------------------------------------------------------------------------------------------------------------------
(Prepaid) accrued cost                                                                $  21,450          $  22,396
========================================================================================================================

Net pension cost for 1999 and 1998 includes the following components:
     Service cost - benefits earned during the period                                 $  31,720          $  27,989
     Interest cost on projected benefit obligation                                       11,615             11,020
     Actual return on plan assets                                                       (41,083)           (51,038)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                         23,712             38,277
------------------------------------------------------------------------------------------------------------------------
Net periodic pension costs                                                            $  25,964          $  26,248
========================================================================================================================


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

     The Company's subsidiary leases a facility in St. Thomas, Ontario for its sequencing operations. The lease requires monthly payments of $7,746 through March 2001.

     The Company's subsidiary has lease agreements to rent forklifts. The leases call for monthly payments of $343 through June 2004.

Total rents paid during the years ended August 31, 2000 and 1999 were $146,406 and $88,423, respectively.

Future minimum lease obligations under all operating leases are as follows:


             August 31, 2000                   $ 102,898
             August 31, 2001                      48,755
             August 31, 2002                      22,708
             August 31, 2003                       3,420
             August 31, 2004                         -0-
                                           --------------
                                               $ 177,781
                                           ==============

Note 16.  Segmental Data

     THE COMPANY'S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE SEGMENTS THAT PROVIDE DIFFERENT PRODUCTS OR SERVICES. SEPARATE MANAGEMENT OF EACH SEGMENT IS REQUIRED BECAUSE EACH BUSINESS UNIT IS SUBJECT TO DIFFERENT MARKETING, PRODUCTION AND TECHNOLOGY STRATEGIES. BELOW IS SUMMARIZED SEGMENTAL DATA FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999.


                                                 TUBING                        SEAT TRACK                  TOTAL
                                               2000           1999           2000          1999          2000          1999
                                          -----------------------------------------------------------------------------------------
External Revenue                           $ 9,377,630    $ 7,642,471    $ 3,926,990   $ 4,201,377   $13,304,620   $11,843,848
Intersegment Revenue                               -0-            -0-            -0-           -0-           -0-           -0-
Interest Revenue                                   -0-            -0-            -0-           -0-           -0-           -0-
Interest Expense                               211,868        162,678          1,266        22,337       213,134       185,015
Depreciation and Amortization                  292,804        269,975         59,741        51,102       352,545       321,077
Profit (Loss)                                 (516,097)      (378,802)       862,357       713,290       346,260       334,488
Total Assets                                 4,797,594      4,764,870      1,227,547     1,312,471     6,025,141     6,077,341
Expenditures of Long-Lived Assets          $   303,969    $   473,665    $    16,464   $    27,103   $   320,433   $   500,768

NOTE 16.  CONTINUED

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

     Net sales to one customer of its tubing segment totaled $7,286,951 and $5,493,129 of the Company's net sales for the years ended August 31, 2000 and 1999, respectively. Net sales to another customer of its tubing segment totaled $884,933 and $1,241,679 of the Company's net sales for the years ended August 31, 2000 and 1999, respectively. Net sales to one customer of its seat track segment totaled $3,926,990 and $4,183,967 of the Company's net sales for the years ended August 31, 2000 and 1999, respectively.

Note 17.  Subsequent Event

In October 2000, the Company entered into a joint venture (Modular Tubes
     Systems S.A.de C.V.) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing primarily for Ford Motor Company. The Company contributed $30,959 via the assignment of its note receivable from its joint venture partner (see note 5) and will own 50% of the joint venture.

As discussed in Notes 4,6 and 10, the company had outstanding as of August 31, 2000 principal and accrued interest on notes payable to various directors, officers, shareholders and their affiliates in the amounts of $407,253 and $517,927, respectively. On November 13, 2000, the company's board of directors approved in principle authorization of additional shares of common stock and issuance of shares to these directors, officers, shareholders and their affiliates in satisfaction of this indebtedness. The directors, officers, shareholders and their affiliates have agreed in principle to the exchange, but agreements providing for the exchange have not been executed pending shareholder approval of the increased shares (and the filing of an amended Certificate of Incorporation) and the Board's determination of a fair rate of exchange (and the directors, officers, shareholders and their affiliates acceptance of this rate).

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------

   27                       Financial Data Schedule