Form 10QSB
period 2000-11-30
KNUSAGA CORP
filed 2001-01-12
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 2000

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

RESULTS OF OPERATIONS

Net sales decreased 24.4% in the first quarter of the fiscal year ending August 2001 to $2,529,139 from $3,343,516 a year ago. This is a result of a sharp decline in both of the markets served by the registrant, heavy trucks and recreational vehicles. There did not appear to be any decline in the registrant's market share in either of these markets

The registrant operated at a $99,041 loss in the first quarter of the 2000 fiscal year versus a profit of $10,185 in the first quarter a year ago. The before tax loss from operations was $31,817, but in addition the registrant wrote off $88,832 of receivables as a result of the liquidation of one of the registrant's seat track distributors.

Selling, general and administrative expenses decreased 1.8% to $297,249 in the first quarter of fiscal 2001 versus $302,724 in the year ago quarter.

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the three months ended November 30, 2000 and 1999.

                                      TUBING                           SEAT TRACK                            TOTAL
                              2000             1999              2000              1999              2000              1999
   External Revenue        1,785,058        2,353,083          744,081           990,433          2,529,139         3,343,516
 Intersegment Revenue          0                0                 0                 0                 0                 0
     Profit (loss)         (173,464)        (126,463)           36,786           136,648          (136,678)           10,185

LIQUIDITY AND SOURCES OF CAPITAL

$407,253 of shareholder debt plus $517,927 of accrued interest was converted to paid in capital during the first quarter of fiscal 2001. There was no net effect on cash but equity increased by $925,180. Operations during the quarter consumed $17,879 of cash, equipment purchases consumed $43,286, and there was a reduction in bank debt of $91,670 resulting in negative cash flow of $152,835 for the quarter.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2000

ASSETS                                                November 30, 2000

CASH                                                   $  296,078
ACCOUNTS RECEIVABLE                                    $1,600,156
ACCOUNTS RECEIVABLE - OTHER                            $  144,195
INVESTMENT IN JOINT VENTURE                            $   18,568
INVENTORIES                                            $1,310,921
PREPAID EXPENSE                                        $   57,167
                                                       ----------

     TOTAL CURRENT ASSETS                              $3,427,085

NET PROPERTY, PLANT AND EQUIPMENT                      $2,414,850

OTHER ASSETS                                           $   15,205
                                                       ----------

     TOTAL ASSETS                                      $5,857,140

LIABILITIES

ACCOUNTS PAYABLE                                       $1,320,107
NOTES PAYABLE                                          $1,480,041
ACCRUED LIABILITIES                                    $  287,951
                                                       ----------

     TOTAL CURRENT LIABILITIES                         $3,088,099

LONG TERM DEBT                                         $  364,678

TOTAL LIABILITIES

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized      $   70,007
7,000,000 shares issued and outstanding

Preferred stock, par value $.01 per share              $  175,000
authorized 500,000 shares, issued and outstanding
175,000 of Class A $1.00 stated value, 4%
non-cumulative, non-voting

ADDITIONAL PAID-IN CAPITAL                             $1,291,545

RETAINED EARNINGS                                      $  867,811
                                                       ----------

     TOTAL STOCKHOLDERS EQUITY                         $2,404,363
                                                       ----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                               $5,857,140

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                               NOVEMBER 30, 2000  NOVEMBER 30, 1999

NET SALES                                         $ 2,529,139       $ 3,343,516

COST OF GOODS SOLD                                $ 2,208,777       $ 2,959,677
                                                  -----------       -----------

     GROSS PROFIT                                 $   320,361       $   383,839

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      $   423,338       $   302,724

MISC. INCOME (EXPENSE)                           ($    55,307)     ($    50,421)
                                                  -----------       -----------

     INCOME (LOSS) BEFORE TAXES                  ($   158,284)      $    30,694

PROVISION FOR FEDERAL INCOME TAXES               ($    21,606)      $    20,508
                                                  -----------       -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS            ($   136,678)      $    10,185

EXTRAORDINARY ITEMS:                                   $-0-              $-0-

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD
                                                  -----------       -----------

     NET INCOME                                  ($    99,041)      $    10,185

PAR SHARE OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                          7,000,000         7,000,000
                                                       .00               .00

THE FINANCIAL STATEMENTS INCLUDED IN THIS                             7,000,000
REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN                                .00
THE OPINION OF MANAGEMENT, ARE NECESSARY
FOR FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2000 AND NOVEMBER 30, 1999


                                                                               (UNAUDITED)
                                                                           THREE MONTHS ENDED

                                                               NOVEMBER 30, 2000        NOVEMBER 30, 1999
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,                     ($ 136,678)               $ 10,185
EXCHANGE LOSS                                                                                    (94)
NON-CASH EXPENSE INCLUDED IN NET INCOME                            $  89,440                $ 85,270
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                          ($  23,981)               $427,439
     INVENTORIES                                                  ($  59,171)              ($ 55,888)
     PREPAID EXPENSES                                              $   7,260                $  3,702
     OTHER ASSETS                                                  $     501                $  7,773

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                              $ 113,119               ($ 50,054)
     ACCRUED LIABILITIES                                          ($  46,005)              ($125,757)
                                                                   ---------                --------

     NET CASH PROVIDED BY (USED FOR)                              ($  55,515)               $302,575
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                            ($   5,650)               $ 89,604

CASH PROVIDED BY (USED FOR) BEFORE
FINANCING ACTIVITIES

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)
     SHORT-TERM                                                       14,122
     LONG-TERM                                                    ($ 105,792)              ($ 36,174)
                                                                   ----------               ---------


     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                         ($  91,670)              ($ 36,174)

INCREASE (DECREASE) IN CASH                                       ($ 152,835)               $176,796
BALANCE AT BEGINNING OF PERIOD                                     $ 448,913                $495,744

BALANCE AT END OF PERIOD                                           $ 296,078                $672,541

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KNUSAGA CORPORATION



                                                       By: /s/ Jerry Luptak
                                                           -------------------
                                                           Vice President

                                                       Dated: January 12, 2001
                                                              ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By: /s/ James G. Musser                                Date: January 12, 2001
    --------------------------------                         ----------------
    Director/President
    (Principal Executive Officer and
    Controller)

By: /s/ Jerry D. Luptak                                Date: January 12, 2001
    --------------------------------                         ----------------
    Director
    Vice President, Finance and
    General Counsel
    (Principal Financial Officer)

By: /s/ Harold Beznos                                  Date: January 12, 2001
    --------------------------------                         ----------------
    Director Secretary-Treasurer