Form 10QSB
period 2001-02-28
KNUSAGA CORP
filed 2001-05-16
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 28, 2001

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

RESULTS OF OPERATIONS

Net sales decreased 36.5% in the second quarter of the fiscal year ending August 2001 to $2,176,815 from $3,429,444 a year ago. This is a result of a sharp decline in both of the markets served by the registrant, heavy trucks and recreational vehicles. There did not appear to be any decline in the registrant's market share in either of these markets

The registrant operated at a $74,208 loss in the second quarter of the 2001 fiscal year versus a profit of $30,681 in the second quarter a year ago. This was a result of the decrease in sales volume.

Selling, general, and administrative expenses decreased 21.0% to $253,783 in the second quarter of fiscal 2001 versus $321,309 in the year ago quarter, in response to the reduction in sales.

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the six months ended February 28, 2001 and February 29, 2000.

------------------------ --------------------------------- ----------------------------------- -----------------------------------
                                      TUBING                           SEAT TRACK                            TOTAL
------------------------ --------------------------------- ----------------------------------- -----------------------------------
                              2001             2000              2001              2000              2001              2000
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
   External Revenue        3,205,161        4,611,209         1,500,798         2,161,753         4,705,959         6,772,961
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Intersegment Revenue          0                0                 0                 0                 0                 0
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
     Profit (loss)         (115,918)        (251,907)           73,259           292,773           (42,659)           40,866
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------

LIQUIDITY AND SOURCES OF CAPITAL

$407,253 of shareholder debt plus $517,927 of accrued interest was converted to paid in capital during the first quarter of fiscal 2001. There was no net effect on cash but equity increased by $925,180. Operations during the six months of the current fiscal year consumed $55,515 of cash, equipment purchases consumed $23,332, and there was a reduction in bank debt of $235,888, resulting in a negative cash flow of $256,220 for the period.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                FEBRUARY 28, 2001


ASSETS                                                         February 28, 2001
CASH                                                                $   192,317
ACCOUNTS RECEIVABLE                                                 $ 1,476,753
ACCOUNTS RECEIVABLE - OTHER                                         $    31,943
INVESTMENT IN JOINT VENTURE                                         $    (2,634)
INVENTORIES                                                         $ 1,316,321
PREPAID EXPENSE                                                     $   114,589
                                                                    -----------

     TOTAL CURRENT ASSETS                                           $ 3,129,289

NET PROPERTY, PLANT AND EQUIPMENT                                   $ 2,327,312

OTHER ASSETS                                                        $    14,704
                                                                    -----------

     TOTAL ASSETS                                                   $ 5,471,305

LIABILITIES

ACCOUNTS PAYABLE                                                    $   996,671
NOTES PAYABLE                                                       $ 1,647,613
ACCRUED LIABILITIES                                                 $   272,776
                                                                    -----------


     TOTAL CURRENT LIABILITIES                                      $ 2,917,060

LONG TERM DEBT                                                      $   293,526

TOTAL LIABILITIES

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.01 per share authorized                   $    70,007
7,000,000 shares issued and outstanding.

Preferred stock, par value $.01 per share                           $   175,000
authorized 500,000 shares, issued and outstanding
175,000 of Class A $1.00 stated value, 4%
non-cumulative, non-voting.

ADDITIONAL PAID-IN CAPITAL                                          $ 1,291,545

RETAINED EARNINGS                                                   $   831,510
                                                                    -----------
NOTE RECEIVABLE SHAREHOLDER                                            (107,343)

     TOTAL STOCKHOLDERS EQUITY                                      $ 2,260,719
                                                                    -----------

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                            $ 5,471,305

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                   (UNAUDITED)                           (UNAUDITED)
                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 29,
                                              2001               2000             2001               2000
NET SALES                                  $ 2,176,820       $ 3,429,444       $ 4,705,959       $ 6,772,961

COST OF GOODS SOLD                         $ 1,985,869       $ 2,984,028       $ 4,194,646       $ 5,943,705
                                           -----------       -----------       -----------       -----------

     GROSS PROFIT                          $   190,951       $   445,417       $   511,313       $   829,256

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                   $   253,783       $   321,309       $   551,632       $   624,033

MISC. INCOME (EXPENSE)                     ($   32,429)      ($   56,487)      ($  174,687)      ($  106,908)
                                           -----------       -----------       -----------       -----------

     INCOME (LOSS) BEFORE  TAXES           ($   95,261)      $    67,621       ($  215,012)      $    98,315

PROVISION FOR FEDERAL INCOME TAXES         ($   21,053)      $    36,940       ($   42,659)      $    57,449
                                           -----------       -----------       -----------       -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS      ($   74,208)      $    30,681       ($  172,353)      $    40,866

EXTRAORDINARY ITEMS:                              $-0-              $-0-              $-0-              $-0-

     TAX BENEFIT OF
     OPERATING LOSS
     CARRYFORWARD
                                           -----------       -----------       -----------       -----------

     NET INCOME                            ($   74,208)      $    30,681       ($  172,353)      $    40,866

PAR SHARE OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                   7,000,000         7,000,000         7,000,000         7,000,000
                                                   .01               .00              (.02)             (.01)




THE FINANCIAL STATEMENTS INCLUDED IN THIS
REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE
OPINION OF MANAGEMENT, ARE NECESSARY FOR
FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                SIX MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                               (UNAUDITED)
                                                              SIX MONTHS ENDED

                                                        FEBRUARY 28,       FEBRUARY 29,
                                                            2001              2000
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,            ($172,353)          $ 40,865

NON-CASH EXPENSE INCLUDED IN NET INCOME
     DEPRECIATION                                         $189,055           $163,532

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                  $141,215           $165,590
     INVENTORIES                                         ($ 64,751)         ($230,831)
     PREPAID EXPENSES                                    ($ 61,783)          $  1,262
     OTHER ASSETS                                         $ 12,421          ($ 22,950)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                    ($174,441)          $423,145
     ACCRUED LIABILITIES                                 ($739,216)         ($142,811)
                                                         ---------          ---------
     DEFERRED TAXES                                      ($ 22,500)
                                                         ---------

     NET CASH PROVIDED BY (USED FOR)                     ($ 55,515)          $397,804
     OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES

PURCHASES OF EQUIPMENT                                    $ 23,332          ($161,792)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

DEBT INCREASE (DECREASE)                                 ($259,220)         ($ 29,777)
                                                         ---------          ---------


     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                ($235,888)         ($ 29,776)

INCREASE (DECREASE) IN CASH                              ($256,220)          $206,235
BALANCE AT BEGINNING OF PERIOD                            $448,855           $495,744

BALANCE AT END OF PERIOD                                  $192,317           $701,979

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

                                                       KNUSAGA CORPORATION



                                                       By: /s/ Jerry Luptak
                                                           -------------------
                                                           Vice President

                                                       Dated: May 16, 2001
                                                              ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By: /s/ James G. Musser                                Date: May 16, 2001
    --------------------------------                         ----------------
    Director/President
    (Principal Executive Officer and
    Controller)

By: /s/ Jerry D. Luptak                                Date: May 16, 2001
    --------------------------------                         ----------------
    Director
    Vice President, Finance and
    General Counsel
    (Principal Financial Officer)

By: /s/ Harold Beznos                                  Date: May 16, 2001
    --------------------------------                         ----------------
    Director Secretary-Treasurer