Form 10KSB
period 2001-08-31
KNUSAGA CORP
filed 2001-12-14
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

        For fiscal year ended August 31, 2001 Commission File No. 0-7795

                               KNUSAGA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       DELAWARE                                         62-1004034
---------------------------------             ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

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

                     Common Stock, Par Value $.01 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

Number of shares of common stock outstanding as of August 31, 2001:  7,000,000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Registrant's revenue for fiscal year ended August 31, 2001:  $9,288,259.

Registrant timely filed a Form 12B-25.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

       Knusaga Corporation ("Registrant") was incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 2001, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the medium and large commercial truck industry and power seat tracks for the automotive aftermarket.

       The Registrant intends to sell tubes to truck manufacturers in Mexico through a 50% owned joint venture (Modular Tubes Systems, S.A., de C.V.) in Mexico City, Mexico, after construction and certification of a Mexican plant.

       The principal customer for Registrant's air intake, exhaust and radiator tubes is Freightliner Corporation (Freightliner), which accounted for 64% of the Registrant's sales for said products during its fiscal year ended August 31, 2001. Registrant's second and third biggest customers are Volvo Trucks North American, Inc. (Volvo), which accounted for 11%, and Ford Motor Company ("Ford"), which accounted for 7% of Registrant's sales for said products during said fiscal year.

       Alpha Tube and United Industries are Registrant's largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which are generally for four weeks of projected requirements. Such purchase orders represent the only enforceable formal agreement between Registrant and its suppliers.

       Registrant is a tier one supplier to Freightliner, Ford, Volvo and Nova Bus and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule. Registrant uses its employees to sell directly to its tube customers.

       The Registrant's customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, customer purchase orders represent the only enforceable agreement between the Registrant and each company with respect to the Registrant's products.

       Registrant's firm order backlog is just ten to fifteen working days.

       There are several competitors in the truck metal tube fabrication business, with Northern Tube being Registrant's major competitor for Ford's medium truck business and Tube Specialties being Registrant's competitor for Freightliner's large over-the-road tube business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

       The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. The Registrant uses distributors to market this product.

       During fiscal 2001, the Registrant commenced manufacture and sale of kits to modify motorcycles into three-wheel vehicles through a 33 1/3% owned entity, Sport Vehicles, LLC. See Note 17 to the Registrant's financial statements included with Report.

       In addition to internal Research and Development, Research and Development ("R&D") expenditures are also made to Travel Products. Currently, Registrant pays Travel Products a monthly fee for R&D work with adjustments for additional work. R&D expenditures for the last two fiscal years, including fees paid to Travel Products, were $60,000 in 2001 and $101,388 in 2000.

       The Registrant has 90 full-time employees.

       The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks which are material to its business.

Forward Looking Statements

       This Annual Report contains statements reflecting our views about the Registrant's future performance. These statements are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These views may involve risks and uncertainties that are difficult to predict and may cause the Registrant's actual results to differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors, including changes in general economic conditions, nature of competition, relationships with customers, industry consolidation, government regulation and other factors may affect the Registrant's future performance. The Registrant undertakes no obligation to update any forward-looking statements.

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

       The Registrant's property, plant and equipment is in good operating condition, subject to normal wear and tear and the need for periodic replacement.

       A security interest is substantially all of Registrant's-owned property has been granted to secure repayment of indebtedness to Registrant's bank lender.

Item 3. LEGAL PROCEEDINGS

       Registrant is not currently involved in any pending material litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In March, 2001 the Registrant obtained the consent from holders of in excess of 90% of its issued and outstanding shares of common stock and from holders of 100% of its issued and outstanding shares of preferred stock to a merger of the Registrant into and with a wholly-owned Nevada subsidiary. The Registrant notified all non-consenting stockholders, as required by Delaware law. This merger will enable the Registrant to increase the number of its authorized shares of common stock and save corporate franchise taxes, and will be completed upon securing its bank lender's consent.

                                    PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED SECURITY HOLDING MATTERS

       5 (a) The principal market for the Registrant's common stock is the over-the-counter market. Due to the infrequent trading of Registrant's stock, no quotations are available.

       5 (b) As of August 31, 2001, there were approximately 1,592 shareholders of Registrant's common stock.

       5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, express covenants in loan agreements or other obligations to third parties with regard to dividend payments, although payment of dividends could not be made if after giving effect to such payment an event of default would arise by virtue of such payment or if an event of default already existed. The Registrant does not anticipate the payment of any cash dividends in the foreseeable future. By virtue of Registrant's current non-compliance with its financial covenants, it is precluded from paying dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

       6(a) Net sales for the fiscal year ended August 31, 2001, decreased by $4,016,361 or 30% from the year ended August 31, 2000. The decrease in sales for fiscal year 2001 was the result of a severely depressed heavy truck market for the tubing business and a decline in the Class A motor home industry, the primary user of the Registrant's seat tracks.

       As a result of the decline in the Class A motor home market, seat track sales were $2,841,278 in fiscal 2001, down $1,085,712 or 27.6% from fiscal 2000 seat track sales of $3,926,990.

       Cost of goods sold as a percentage of sales increased to 93.4% in fiscal 2001 versus 86.2% in fiscal 2000. This was primarily caused by fixed cost absorption at the lower volumes in fiscal 2001, and price reductions demanded by our principle customer, Freightliner. Selling, general, and administrative expenses in fiscal year 2001 decreased $250,736 or 19.4% compared to fiscal 2000, as a result of lower sales.

       The Registrant's sales to Freightliner decreased from 77% in fiscal 2000 to 64% in fiscal 2001, while Ford dropped from 10% to 7%, but Volvo increased from 6% to 11%. Seat track sales remained at 30% of total sales.

       As a result of the decrease in sales in fiscal 2001 and a write-down, inventories were reduced $241,217 or 19.2% from the inventory amount at the end of fiscal 2000.

       6(b) Liquidity and Capital Resources As a result of the contraction in the Registrant's business in fiscal 2001, there was a corresponding reduction in the amount of its receivables, inventories, payables and current portion of long-term debt at fiscal 2001 year-end compared to fiscal year-end 2000, which resulted in a reduction of its working capital deficit from $674,082 to $393,570. The amount of this deficit reduction would have been greater without a write-down of inventory at fiscal year-end 2001 of approximately $300,000.

       During fiscal 2001, the Registrant repaid nine term notes evidencing aggregate principal indebtedness of $484,613 bearing interest at rates of 10 to 10.5%, as well as a portion of its resolving indebtedness, by issuing a new term note for $826,454 payable in monthly installments of $17,838, including interest at 3.25% above LIBOR, through May 2006.

       The Registrant has a line of credit with Standard Federal Bank with interest payable in monthly installments at the bank's prime rate. The note is secured by all assets of the Registrant and the principal is due in January of 2002, although the Bank could demand repayment based on Registrant's non-compliance with its financial covenants. At August 31, 2001, the outstanding balance was $1,071,761 and the applicable interest rate was 6.75%.

       The Registrant does not have any material commitment for capital expenditures in the current fiscal year.

Item 7. FINANCIAL STATEMENTS

       The report of independent auditors and consolidated financial statements included on pages 13 through 30 of the annual financial report for the year ended August 31, 2001 and 2000 are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       No response required.

                                    PART III.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

                     NAME                   AGE                        POSITION
                     ----                   ---                        --------
         James G. Musser, Jr.                66                   Director/President
         Jerry D. Luptak                     79           Director/Vice President Finance and
                                                                    General Counsel
         Harold Beznos                       63              Director/Secretary-Treasurer


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

              MR. MUSSER is, and has been, a Director and President of the Registrant since September 1, 1977. Prior to February 2001, he devoted 100% of his time per month to the business affairs of the Registrant and since that date he has devoted approximately 25% of his time to the Registrant.

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

       Contemporaneously with Mr. Beebe's retirement, the Registrant understands Mr. Beebe sold his shares in the Registrant. The Registrant does not believe a Form 4 was filed reporting this sale.

Items 10
and 12. EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                     AND RELATED TRANSACTIONS.

       In the fiscal year ended August 31, 2001, Mr. Musser was paid $63,460 in salary. Mr. Musser's salary was reduced effective February 1, 2001, to reflect the reduced time devoted by Mr. Musser to the Registrant. None of the other directors or officers received any direct or indirect remuneration during the fiscal year ended August 31, 2001, and none is anticipated in the fiscal year ending August 31, 2002.

       Messrs. Beznos, Luptak, Musser, and the Knudsen Trust have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by a single note bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on this note at August 31, 2001, was $165,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, the Registrant assumed the obligation for repayment of demand loans payable to Messrs. Beznos, Luptak, and the Knudsen Trust bearing an annual interest rate of 12% and having an aggregate unpaid principal balance at August 31, 2001, of $141,417. The information set forth under Note 10 in the Financial Statements is incorporated by reference.

       In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 2001, was $50,000 each. The beneficiaries of the Beznos Family Irrevocable Trust are beneficial shareholders of the Registrant and are related to Harold Beznos, an officer and director of the Registrant. The note originally issued to the Paola M. Luptak Irrevocable Trust has been assigned and is presently held by Mayfair Associates Limited Partnership. No interest was accrued during fiscal 2001 with respect to these loans.

       On November 13, 2000, the Registrant's board of directors approved a resolution to authorize additional shares of stock and issue stock to these Directors, Officers, Shareholders, and their affiliates in exchange for the payment of all amounts due under the existing obligations. The Directors, Officers, Shareholders, and their affiliates have verbally agreed to the transaction, but no documents have been executed by the Directors, Officers, Shareholders, and their affiliates. As of December 14, 2001, the date of this report, the number of shares to be issued has not yet been determined. In order to increase its authorized capital to permit this exchange of debt, the Registrant's Board and Stockholders have approved the merger of Registrant into a wholly-owned Nevada subsidiary (which will be completed upon receipt of its second lender's consent). Please see Note 17 to the Registrant's financial statements for a description of a transaction with Registrant's President.

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

            Common               Frieda Applebaum, as trustee of the    1,449,137 shares                   20.7
             Stock               Beznos Family Irrevocable Trust
                                 U/A/D February 2, 1976(2)
                                 31731 Northwestern Hwy.
                                 Farmington Hills, MI  48334

            Common               Mayfair Associates Limited             1,463,109 shares                   20.9%
             Stock               Partnership (3)
                                 c/o 31731 Northwestern Hwy.
                                 Ste. 250W
                                 Farmington Hills, MI  48334

            Common               Bank One Trust Company, N.A. (4)       562,402 shares                     8.0%
             Stock               611 Woodward
                                 Detroit, MI  48226

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

       (4) These shares are held in a revocable trust with the Bank One Trust Company, N.A., as Trustee for the benefit of K. Peter Knudsen.

       11(b) No shares of common stock of the Registrant are beneficially owned by any officers and directors of the Registrant, except Mr. James
              G. Musser, Jr. as listed in Item 11(a) above.

  As a group, the officers and directors beneficially own 726,520 shares of Registrant's common stock, representing 10.4% of all outstanding common stock.

  Item 13    EXHIBITS AND REPORTS ON FORM 8-K

       13a.  Financial Statement Schedules
             For Fiscal Years Ended August 31, 2001 and 2000

              1) Accountant's opinion for years ended August 31, 2001 and 2000.

              2)     Balance Sheet for the years ended August 31, 2001 and 2000.

              3)     Statement of Income for years ended August 31, 2001 and
                     2000.

              4) Statement of Stockholder's Equity for years ended August 31, 2001 and 2000.

              5)     Statement of Cash Flows for years ended August 31, 2001 and
                     2000.

              6) Notes to Financial Statements for years ended 2001 and 2000.

       13b.  Reports on Form 8-K
             None

       13c.  Exhibits
             None

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KNUSAGA CORPORATION



                                            By:             Jerry Luptak
                                                    ----------------------------
                                                            Vice President


                                            Dated:         December 14, 2001
                                                    ----------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:    James G. Musser                               Date:    December 14, 2001
       -------------------------------------                  -----------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                               Date:    December 14, 2001
       -------------------------------------                  -----------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)

By:    Harold Beznos                                 Date:    December 14, 2001
       -------------------------------------                  -----------------
       Director Secretary-Treasurer

                       KNUSAGA CORPORATION AND SUBSIDIARY
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                            AUGUST 31, 2001 AND 2000

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS


                                TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  ----
 ..................................................................................................................Page


Consolidated Balance Sheets......................................................................................13-14

Consolidated Statements of Income...................................................................................15

Consolidated Statements of Stockholders' Equity.....................................................................16

Consolidated Statements of Cash Flows...............................................................................17

Notes to Consolidated Financial Statements.......................................................................18-30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2001 and 2000 and the related consolidated statement of income, stockholders' equity, and cash flows for the years ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,


/s/ Freedman & Goldberg
------------------------------
Freedman & Goldberg
Certified Public Accountants

Farmington Hills, Michigan
December 1, 2001

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS


                                                  AS OF AUGUST 31, 2001 AND 2000





                                     ASSETS

                                                                                                2001                2000
                                                                                             --------------------------------
Current Assets
      Cash                                                                                   $   62,753          $  448,855
      Accounts Receivable - Trade, net of Allowance
         for Doubtful Accounts of $-0-                                                        1,538,348           1,616,318
      Note Receivable                                                                             3,598              30,959
      Inventories                                                                             1,010,533           1,251,750
      Refundable Income Taxes                                                                   205,566                 -0-
      Prepaid Expenses                                                                           44,600              52,806
-----------------------------------------------------------------------------------------------------------------------------
          Total Current Assets                                                                2,865,398           3,400,688
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment, Net                                                                   2,053,985           2,486,035
-----------------------------------------------------------------------------------------------------------------------------
Other Assets
     Deposits                                                                                    10,579              18,469
     Investments in Other Entities                                                               99,291                 -0-
     Intangible Assets, Net                                                                       6,652               8,656
-----------------------------------------------------------------------------------------------------------------------------
     Total Other Assets                                                                         116,522              27,125
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                        $5,035,905          $5,913,848
=============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS


                                                  AS OF AUGUST 31, 2001 AND 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            2001                2000
                                                                                       ----------------------------------
Current Liabilities
     Accounts Payable - Trade                                                           $   715,712        $ 1,171,112
     Current Maturities of Long-Term Debt                                                 1,667,884          1,891,666
     Accrued Expenses                                                                       863,172          1,011,992
-------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                            3,246,768          4,074,770
-------------------------------------------------------------------------------------------------------------------------
Other Liabilities
     Long-Term Debt - Less Current Maturities                                               698,819            308,693
-------------------------------------------------------------------------------------------------------------------------
     Total Other Liabilities                                                                698,819            308,693
-------------------------------------------------------------------------------------------------------------------------
Deferred Taxes                                                                               36,500             22,500
-------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                3,982,087          4,405,963

Stockholders' Equity
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized, 7,000,000,
        Shares Issued and Outstanding
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each Share                      70,000             70,000
        Convertible into One Share of Common Stock, Par Value $.01, Stated
        Value $1.00, 500,000 Shares Authorized, 175,000 Shares Issued and
        Outstanding
     Additional Paid-In Capital
     Retained Earnings                                                                      175,000            175,000
     Note Receivable - Officers                                                             366,365            366,365
                                                                                            549,796          1,003,863
                                                                                           (107,343)          (107,343)
-------------------------------------------------------------------------------------------------------------------------
    Total Stockholders' Equity                                                            1,053,818          1,507,885
-------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                         $ 5,035,905        $ 5,913,848
=========================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME

                                    FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000







                                                                                         2001                    2000
                                                                                ----------------------------------------------
Sales, Net                                                                              $ 9,288,259          $   13,304,620
Cost of Sales                                                                             8,678,664              11,467,287
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                609,595               1,837,333
Selling, General and Administrative Expenses                                              1,042,892               1,293,628
------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                    (433,297)                543,705
------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
    Interest Income                                                                              -0-                    116
    Interest Expense                                                                       (208,323)               (213,134)
    Miscellaneous Income                                                                      2,953                   2,496
    Gain (Loss) on Sale of Asset                                                              7,248                   7,905
  (Loss) from Joint Venture                                                                    (298)                    -0-
------------------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                          (198,420)               (202,617)
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                          (631,717)                341,088
Income Taxes Expense (Benefit)                                                             (177,650)                184,442
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                        $ (454,067)         $      156,646
==============================================================================================================================



Net Income Per Share                                                                     $       -0-         $           .02
==============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                                                                   Retained
                                                                                Additional         Earnings               Note
                                              Common         Preferred           Paid-In         (Accumulated          Receivable
                                              Stock            Stock             Capital            Deficit)             Officer
                                         ---------------- ------------------ ------------------ ------------------ -----------------
Balance, August 31, 1999                       $70,000          $175,000          $366,365          $ 847,217           $(124,143)
Advances to Officer                                -0-               -0-               -0-                -0-            ( 13,200)
Repayment of Loans                                 -0-               -0-               -0-                -0-              30,000
Net Income for the Year Ended
  August 31, 2000                                  -0-               -0-               -0-            156,646                 -0-
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                        70,000           175,000           366,365          1,003,863            (107,343)
Repayment of Loans                                 -0-               -0-               -0-                -0-                 -0-
Net Loss For the Year
 Ended August 31, 2001                             -0-               -0-               -0-           (454,067)                -0-
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                       $70,000          $175,000          $366,365          $ 549,796           $(107,343)
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                                                                2001               2000
 -------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operations
     Net Income (Loss)                                                                     $ (454,067)         $156,646
     Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
        Bad Debts                                                                              88,832               -0-
      Depreciation and Amortization                                                           370,430           352,545
      (Gain) Loss on Sale of Asset                                                             (7,248)           (7,905)
      (Increase) Decrease In:
        Accounts Receivable                                                                   (10,862)          475,996
        Inventories                                                                           241,217          (534,684)
          Refundable Income Taxes                                                            (205,566)              -0-
        Prepaid Expenses                                                                        8,206           (14,905)
        Deposits                                                                                7,890                54
      Increase (Decrease) In:
        Accounts Payable                                                                     (379,126)         (206,405)
        Accrued Expenses                                                                     (148,820)          (38,373)
        Deferred Taxes                                                                         14,000            10,700
 -------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By Operating Activities                                              (475,114)          193,669
 -------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Investing Activities
     Equipment Purchases                                                                      (43,141)         (295,746)
     Proceeds From Sale of Assets                                                              37,739            67,618
     Proceeds From Notes Receivable                                                               -0-            30,000
     Payments For Notes Receivable                                                             (3,598)          (44,159)
     Investment in Joint Ventures                                                             (68,332)              -0-
 -------------------------------------------------------------------------------------------------------------------------
          Net Cash Used For Investing Activities                                              (77,332)         (242,287)
 -------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Proceeds From Debt                                                                       448,330           272,982
     Principal Payments on Debt                                                              (281,986)         (276,384)
 -------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By (Used For) Financing
          Activities                                                                          166,344            (3,402)
 -------------------------------------------------------------------------------------------------------------------------

 Increase (Decrease) in Cash                                                                 (386,102)          (52,020)
 Balance, September 1                                                                         448,855           500,875
 -------------------------------------------------------------------------------------------------------------------------
 Balance, August 31                                                                          $ 62,753          $448,855
 =========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000




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

         B. Basis of Consolidation - The consolidated financial statements include the accounts of HTF, Ltd., a wholly owned subsidiary located in St. Thomas, and Ontario. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $368,426 and $350,541 for the years ended August 31, 2001 and 2000, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

         G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 2000 and 1999 consisted of the following:

                                        2001                 2000
                               -------------------------------------------
Raw Material                            $ 429,714              $521,085
Work in Process                           225,432               317,411
Finished Goods                            355,387               413,254
                               -------------------------------------------
                                       $1,010,533            $1,251,750
                               ===========================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000



         H. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements. The Company had no impairment of assets during the years ended August 31, 2001 and 2000.

         I. Major Suppliers - At August 31, 2001 and 2000 37% and 33%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential risk pertaining to the major suppliers.

At August 31, 2001 and 2000, 49% and 41%, respectively of the accounts payable - trade was to four major suppliers of seat track components.

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

         L. Intangible Assets - Finders fee associated with the acquisition of the seat track business amortized over seven years on a straight-line basis. At August 31, 2001 and 2000, accumulated amortization is $7,348 and $5,344, respectively.

NOTE 2. PREPAID EXPENSES

     The following is a detail of the prepaid expenses as of August 31, 2001 and 2000:

                                                       2001                  2000
                                              --------------------------------------------
Prepaid Insurance                                        $ 40,541              $ 48,567
Prepaid Taxes                                               4,059                 4,239
                                              --------------------------------------------
     Total Prepaid Expenses                              $ 44,600              $ 52,806
                                              ============================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000



NOTE 3. PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows:

                                                                                       2001              2000
                                                                               --------------------------------------
Land                                                                                   $ 24,847           $ 24,847
Land Improvements                                                                        17,195             17,195
Buildings and Improvements                                                            1,498,524          1,482,417
Machinery and Equipment                                                               2,195,100          2,171,726
Furniture and Fixtures                                                                  167,894            167,894
Transportation Equipment                                                                164,547            209,944
Obligations Under Capital Leases                                                        134,898            134,898
Equipment Under Construction                                                                -0-             91,636
                                                                               ---------------------------------------
                                                                                      4,203,005          4,300,557
Less:  Accumulated Depreciation                                                       2,149,020          1,814,522
                                                                               ---------------------------------------
Net Property and Equipment                                                           $2,053,985         $2,486,035
                                                                               =======================================

NOTE 4. ACCRUED EXPENSES

The following is a detail of the current accrued expenses as of August 31, 2001 and 2000.

                                                                                       2001                2000
                                                                                --------------------------------------
Accrued Commissions                                                                     $ 21,888              $  -0-
Accrued Insurance                                                                         15,546              21,922
Accrued Interest - Other                                                                  11,346              13,672
Accrued Interest - Related Parties                                                       566,697             517,927
Accrued Payroll                                                                           86,307             157,603
Accrued Payroll - Officers                                                                87,045             143,283
Accrued and Withheld Payroll Taxes                                                        11,338              17,280
Accrued Pension                                                                           22,736              21,450
Accrued Professional Fees                                                                 28,845              35,168
Accrued Income Taxes                                                                         -0-              29,837
Accrued Taxes - Other                                                                     11,424              53,850
                                                                                --------------------------------------
Total Current Accrued Expenses                                                          $863,172          $1,011,992
                                                                                ======================================

Per the loan covenants with the bank, the Company cannot pay the accrued payroll
- officers shown without the bank's permission.

NOTE 5. NOTES RECEIVABLE

                                                                                            2001                2000
                                                                                --------------------------------------
Non-interest bearing note receivable from an officer/stockholder. The note is unsecured and due on demand.
                                                                                       $ 107,143           $ 107,143
                                                                                ======================================

Note receivable from one of the company's joint venture partner (See note 17) at
10% per annum. All outstanding principal and accrued interest was due August 28,
2001.
                                                                                           $ -0-             $30,958
Non-interest bearing note receivable from a joint venture partner. The Note is unsecured and due on demand.
                                                                                --------------------------------------

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


                                                                                ======================================
                                                                                           3,598                -0-
                                                                                --------------------------------------
                                                                                         $ 3,598            $30,959
                                                                                ======================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000



NOTE 6. NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

     Notes payable and obligations under capital leases consist of the following:

                                                                                         2001                2000
                                                                                 -------------------- -------------------
A. Notes payable - directors, officers, shareholders and their affiliates, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank. (See Note
18)                                                                                       $407,253            $407,253

B. Loan Payable - Bank, payable in monthly installments of $6,214 plus interest at 1% over the lender's prime rate through October, 2001. The note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 10.5%.
                                                                                               -0-              93,166

C. Loan Payable - Bank, payable in monthly installments of $3,333 plus interest at 1% over lender's prime rate through December, 2000. The loan is secured by all the assets of the Company. The interest rate at August 31, 2001 was 10.5%.
                                                                                               -0-              13,334

D. $1,500,000 Line of Credit - Bank, interest payable in monthly installments at the lender's prime rate. Principal is due January 1, 2002. Note is secured by all the assets of the Company. The interest rate at August 31, 2001 was 6.75%.
                                                                                         1,071,761           1,217,762

E. Loan Payable - Bank, payable in monthly installments of $6,383 plus interest at .5% over lender's prime rate, through January, 2002. The note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 10.0%.
                                                                                               -0-             108,491

F. Loan Payable - Bank, payable in monthly installments of $2,249 plus interest at .5% over the lender's prime rate through April, 2003. Note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 10.0%.
                                                                                               -0-              71,973


G. Loan Payable - Bank, payable in monthly installments of $244 plus interest at
 .5% over lender's prime rate through August 2003. The loan is secured by all the
assets of the Company. The interest rate at August 31, 2000 was 10.0%.                         -0-               8,800


H. Loan Payable - Bank, payable in monthly installments of $801 plus interest at
 .5% over lender's prime rate through February 2005. Note is secured by all the
assets of the company. The interest rate at August 31, 2000 was 10.0%                          -0-              44,074

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000



I. Loan Payable - Bank, payable in monthly installments of $1,076 including interest at .5% over lender's prime rate, through October 2004. Note is secured
by all the assets of the company. The interest rate at August 31, 2000 was 10.0%               -0-              43,889

J. Loan Payable - Bank, payable in monthly installments of $1,438, including interest at .5% over lender's prime rate, through December, 2003. The note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 10.0%.
                                                                                               -0-              48,567

K. Loan Payable - Bank, payable in monthly installments of $1,355 including interest at .5% over the lender's prime rate, through April, 2004. The note is secured by all the assets of the Company. The interest rate at August 31, 2000 was 10.0%.
                                                                                               -0-              52,319

L. Loan Payable - Chrysler Financial Company, payable in monthly installments of
$863 including interest at 7.75% through May, 2002. The loan is secured by transportation equipment.
                                                                                             6,709              16,146

M. Loan Payable - Chrysler Financial Company, payable in monthly installments of
$695, through August, 2003, including interest at .9%. Secured by transportation equipment.
                                                                                            16,530              24,684

N. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,282 through May, 2004 including interest at 7.88%. Secured by the machinery.
                                                                                            37,996              49,901

O. Loan Payable - Bank, payable in monthly installments of $17,838 including, interest at 3.25% above Libor, through May 2006. The note is secured by all the assets of the Company. The interest rate at August 31, 2001 was 7.034%.
                                                                                           826,454                -0-
                                                                                  --------------------------------------
     Total                                                                               2,366,703          2,200,359
     Amounts due within one year                                                         1,667,884          1,891,666
                                                                                  --------------------------------------
                                                                                         $ 698,819          $ 308,693
                                                                                  ======================================

     The debt and lease maturities for the next five years are as follows:

        August 31, 2002                               $1,667,884
        August 31, 2003                                  194,987
        August 31, 2004                                  196,496
        August 31, 2005                                  198,769
        August 31, 2006                                  108,567
                                              ---------------------
                                                      $2,366,703
                                              =====================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


NOTE 6. CONTINUED

     Interest expense for the years ended August 31, 2001 and 2000 totaled $208,323 and $213,134, respectively.

     Interest expense on obligations under capital leases for the years ended August 31, 2001 and 2000 was $3,485 and $4,384, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 2001 and 2000 was $16,540 and $19,660, respectively.

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

     As of August 31, 2001, the Company was not in compliance with its loan covenants.

NOTE 8. PER SHARE COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.

NOTE 9. INCOME TAXES

     The provision for income taxes consists of the following components:

                                                                                          2001                2000
                                                                                  -----------------------------------------
Current:
         Current Due (Refundable)                                                         $ (191,650)           $173,742
         Deferred                                                                             14,000              10,700
                                                                                  -----------------------------------------
                  Net Tax Expense (Benefit)                                               $ (177,650)           $184,442
                                                                                  =========================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


NOTE 9. CONTINUED

     Differences between income taxes calculated using federal statutory income tax rate of 34% and the provision for income taxes were as follows:

                                                                                         2001                  2000
                                                                                  ------------------------------------------
Income (Loss) Before Income Taxes                                                         $ (651,717)            $341,088

============================================================================================================================

Statutory Federal Income Tax                                                              $ (214,784)           $ 115,970
State Income Tax, Net of Federal Benefit                                                       2,221                8,381
Foreign Losses Not Benefited                                                                  35,712               53,785
Non-deductible Expenses                                                                        3,006                4,522
Other, Net                                                                                (    3,805)               1,784
----------------------------------------------------------------------------------------------------------------------------
  Total                                                                                   $ (177,650)            $184,442
============================================================================================================================

     Deferred taxes are detailed as follows:

                                                                                          2001                 2000
                                                                                  ------------------------------------------
Deferred Income Tax Liability - Depreciation                                               $ 82,119              $ 89,922
----------------------------------------------------------------------------------------------------------------------------
Deferred Income Tax Assets
     Accrued Expenses                                                                        45,619                67,422
Valuation Allowance                                                                             -0-                   -0-
----------------------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset                                                                45,619                67,422
----------------------------------------------------------------------------------------------------------------------------
Net Deferred Income Taxes                                                                  $ 36,500              $ 22,500
============================================================================================================================

NOTE 10. RELATED PARTY TRANSACTION

     As disclosed in Note 6 to the financial statements, certain directors, officers, shareholders and their affiliates are major creditors of the Company. Amounts due as of August 31, 2001 and 2000 totaled $407,253. Interest accrued on these notes at August 31, 2001 and 2000 totaled $566,697 and $517,927, respectively. Interest expense accrued for the years ended August 31, 2001 and 2000 was $48,770 for each year.

NOTE 11. CASH FLOW DISCLOSURES

     Interest and income taxes paid for the years ended August 31, 2001 and 2000 were as follows:

                                                                 2001                 2000
                                                         -------------------- --------------------
Interest                                                         $ 161,879            $ 211,291
                                                         =========================================
Income Taxes                                                       $66,066            $ 242,392
                                                         =========================================

     Interest received during the years ended August 31, 2001 and 2000 was $-0-and $116, respectively.

     During the year ended August 31, 2001 and 2000, the Company acquired equipment through non-cash financing transactions of $-0- and $24,684, respectively.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


     During the year ended August 31, 2001, the Company paid $596,670 of existing debt through a non-cash financing transaction.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


NOTE 12. DEFINED BENEFIT PENSION PLAN

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 2001 and 2000 was $27,089 and $25,694, respectively. Pension contributions due to the plan at August 31, 2001 and 2000 were $22,736 and $21,450, respectively. As of August 31, 2001 the defined benefit pension plan is funded in accordance with ERISA.

     The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 2001 and 2000.

                                                                                        2001                 2000
                                                                               -------------------------------------------
     Actuarial present value of benefit obligations:                                     $ 261,567            $ 210,533
--------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date
                                                                                           261,567              210,533
Plan assets at fair value                                                                  225,345              274,324
--------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation below (in excess of) plan assets
                                                                                            36,222              (63,791)
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions
                                                                                            64,526              136,612
Prior service cost not yet recognized in net periodic pension cost
                                                                                           (48,761)             (20,726)
Unrecognized net obligation at date of initial application of FAS-87
                                                                                           (29,251)             (30,645)
--------------------------------------------------------------------------------------------------------------------------
(Prepaid) accrued cost                                                                     $22,736             $ 21,450
==========================================================================================================================

Net pension cost for 2001 and 2000 includes the following components:
     Service cost - benefits earned during the period                                     $ 32,621             $ 31,720
     Interest cost on projected benefit obligation                                          14,714               11,615
     Actual return on plan assets                                                          (50,498)             (41,083)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                            30,252               23,712
--------------------------------------------------------------------------------------------------------------------------
Net periodic pension costs                                                                $ 27,089             $ 25,964
==========================================================================================================================

                        NOTE 13. 401K PROFIT SHARING PLAN

     The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The company has no obligation to make any contributions to the plan


NOTE 14. FOREIGN SUBSIDIARY

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

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


NOTE 15. LEASE OBLIGATION

     THE COMPANY LEASES A FACILITY IN IMLAY CITY, MICHIGAN FOR ITS SEAT TRACK OPERATIONS. THE LEASE REQUIRES MINIMUM MONTHLY PAYMENTS OF $3,721 IN ADDITION TO PROPERTY TAXES, INSURANCE AND MAINTENANCE. THE LEASE EXPIRES JANUARY, 2003.

     The Company's subsidiary leases a facility in St. Thomas, Ontario for its sequencing operations. The lease requires monthly payments of $3,225 on a month-to-month basis.

     The Company's subsidiary has lease agreements to rent forklifts. The leases call for monthly payments of $343 through June 2004.

     Total rents paid during the years ended August 31, 2001 and 2000 were $117,992 and $146,406, respectively.

Future minimum lease obligations under all operating leases are as follows:

        August 31, 2002                                 $ 48,554
        August 31, 2003                                   22,509
        August 31, 2004                                    3,253
        August 31, 2005                                      -0-
        August 31, 2006                                      -0-
                                              ---------------------
                                                         $74,316
                                              =====================

NOTE 16. SEGMENTAL DATA

     THE COMPANY'S OPERATIONS ARE CLASSIFIED INTO TWO PRINCIPAL REPORTABLE SEGMENTS THAT PROVIDE DIFFERENT PRODUCTS OR SERVICES. SEPARATE MANAGEMENT OF EACH SEGMENT IS REQUIRED BECAUSE EACH BUSINESS UNIT IS SUBJECT TO DIFFERENT MARKETING, PRODUCTION AND TECHNOLOGY STRATEGIES. BELOW IS SUMMARIZED SEGMENTAL DATA FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000.

                                                    TUBING                       SEAT TRACK                         TOTAL
                                              2001           2000           2001              2000          2001             2000
                                     -----------------------------------------------------------------------------------------------
External Revenue                         6,446,981      9,377,630      2,841,278         3,926,990     9,288,259       13,304,620
Intersegment Revenue                           -0-            -0-            -0-               -0-           -0-              -0-
Interest Revenue                               -0-            -0-            -0-               -0-           -0-              -0-
Interest Expense                           207,402        211,868            921             1,266       208,323          213,134
Depreciation and Amortization              309,708        292,804         60,722            59,741       370,430          352,545
Profit (Loss)                          ( 1,114,868)     ( 521,269)       483,151           862,357      (631,717)         341,088
Total Assets                             3,928,223      4,797,594      1,107,682         1,227,547     5,035,905        6,025,141
Expenditures for Long-Lived Assets
                                            41,534        303,969          1,607            16,464        43,141          320,433

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000


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

     Net sales to one customer of its tubing segment totaled $4,261,176 and $7,286,951 of the Company's net sales for the years ended August 31, 2001 and 2000, respectively. Net sales to another customer of its tubing segment totaled $436,070 and $1,241,679 of the Company's net sales for the years ended August 31, 2001 and 2000, respectively. Net sales to one customer of its seat track segment totaled $2,512,940 and $3,926,990 of the Company's net sales for the years ended August 31, 2001 and 2000, respectively.

NOTE 17. INVESTMENT IN OTHER ENTITIES

A. In October 2000, the Company entered into a joint venture (Modular Tubes Systems S.A. de C.V., a Mexico corporation) (MTS) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing primarily for Ford Motor Company. The Company owns 50% of the joint venture. During the year ended August 31, 2001, the Company invested $84,990, including the assignment of its note receivable of $30,959 from its joint venture partner. As of August 31, 2001, the joint venture has not yet commenced operations. The Company accounts for its investment in MTS using the equity method of accounting. A summary of financial information for MTS is as follows:


                                                                            2001           2000
                                                                     ---------------------------------
     Current Assets                                                              $  0           $ 0
     Noncurrent Assets                                                        169,980             0
                                                                     ---------------------------------
         Total Assets                                                         169,980             0
                                                                     ---------------------------------
     Current Liabilities                                                            0             0
     Noncurrent Liabilities                                                         0             0
                                                                     ---------------------------------
         Total Liabilities                                                          0             0
                                                                     ---------------------------------
     Partners' Capital                                                       $169,980           $ 0
                                                                     =================================
     Company's Equity Investment                                             $ 84,990           $ 0
                                                                     =================================

MTS had no revenues or expenses during the year ended August 31, 2001.

B. In May 2001, the Company formed a limited liability company (Sport Vehicles, LLC, a Michigan limited liability company) (SV), with the Company's president. SV manufactures kits used to modify motorcycles into Indy-style three-wheel vehicles. During the year ended August 31, 2001, the company contributed $14,599 in cash and materials. The Company has a 33 1/3% ownership. The Company accounts for its investment in SV using the equity method of accounting. A summary of financial information for SV is as follows:

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        AUGUST 31, 2001 AND 2000



NOTE 17. INVESTMENT IN OTHER ENTITIES - CONTINUED

                                                                                     2001             2000
                                                                             ----------------------------------
    Current Assets                                                                 $ 45,338              $ 0
    Noncurrent Assets                                                                     0                0
                                                                             ----------------------------------
        Total Assets                                                                 45,338                0
                                                                             ----------------------------------
    Current Liabilities                                                              14,841                0
    Noncurrent Liabilities                                                                0                0
                                                                             ----------------------------------
        Total Liabilities                                                            14,841                0
                                                                             ----------------------------------
    Partners' Capital                                                              $ 30,497              $ 0
                                                                             ==================================
    Company's Equity Investment                                                    $ 14,301              $ 0
                                                                             ==================================

                                                                                    2001            2000
                                                                             ----------------------------------
    Revenues                                                                       $ 15,902               $  0
    Cost of Goods Sold                                                               13,921                  0
                                                                             ----------------------------------
        Gross Profit                                                                 $1,981               $  0
                                                                             ==================================
    Operating Loss                                                                    $ (894)             $  0
                                                                             ==================================
    Operating Cash Flow                                                             $(13,948)             $  0
                                                                             ==================================
    Net Loss Available
       to members                                                                     $ (894)             $  0
                                                                             ==================================
    Company's Equity Loss                                                             $ (298)             $  0
                                                                             ==================================



NOTE 18. CONVERSION OF SHAREHOLDER DEBT TO STOCK

     As discussed in Notes 4,6 and 10, the company had outstanding as of August 31, 2001 principal and accrued interest on notes payable to various directors, officers, shareholders and their affiliates in the amounts of $407,253 and $566,667 respectively. On November 13, 2000, the company's board of directors approved in principles authorization of additional shares of common stock and issuance of shares to these directors, officers, shareholders and their affiliates in satisfaction of this debtedness. The directors, officers, shareholders and their affiliates have agreed in principle to the exchange, but agreements providing for the exchange have not been executed pending shareholder approval of the increased shares and the Board's determination of a fair rate of exchange (and the directors, officers, shareholders and their affiliates acceptance of this rate).