Form 10QSB
period 2001-11-30
KNUSAGA CORP
filed 2002-02-01
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 2001

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

                                 X YES    NO
                                ----        ----

Shares of Common Stock Par Value $.01, outstanding:  7,000,000.

RESULTS OF OPERATIONS

Net sales decreased 7.8% in the first quarter of the fiscal year ending August 2002 to $2,330,072 from $2,529,139 a year ago. This is a result of continued decline in the heavy truck market which was partially offset by improvement in the recreational vehicle market. There did not appear to be any decline in the registrant's market share in either of these markets

The registrant operated at a $45,137 profit in the first quarter of the 2002 fiscal year versus a loss of $136,678 in the first quarter a year ago. This is a result of expense reductions versus the year ago quarter. Cost of sales dropped from 87.3% in the first quarter of fiscal 2001 to 82.5% in the first quarter of fiscal 2002. Selling, general and administrative expenses decreased 31.5% to $289,810 in the first quarter of fiscal 2002 versus $423,338 in the year ago quarter.

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The tubing business services the heavy truck market and the seat track business services the recreational vehicle market. Below is summarized segmental data for the three months ended November 30, 2001 and 2000.

------------------------ --------------------------------- ----------------------------------- -----------------------------------
                                      TUBING                           SEAT TRACK                            TOTAL
------------------------ --------------------------------- ----------------------------------- -----------------------------------
                           Fiscal 2002      Fiscal 2001       Fiscal 2002      Fiscal 2001        Fiscal 2002      Fiscal 2001
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
   External Revenue        1,505,852        1,785,058          824,220           744,081          2,330,072         2,529,139
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Intersegment Revenue          0                0                 0                 0                 0                 0
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
     Profit (loss)          (63,974)        (173,464)          109,111            36,786            45,137          (136,678)
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------

LIQUIDITY AND SOURCES OF CAPITAL

Operations during the quarter produced $156,333 of cash, equipment purchases consumed $7,061 and there was a reduction in bank debt of $157,694 resulting in negative cash flow of $10,302 for the quarter. The maturity date of registrant's line of credit has been extended until March 1, 2002.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2001


ASSETS                                                   November 30, 2001

CASH                                                        $    52,451
ACCOUNTS RECEIVABLE                                         $ 1,411,529
ACCOUNTS RECEIVABLE -- OTHER                                $     5,920
INVENTORIES                                                 $ 1,037,477
REFUNDABLE TAXES                                            $   164,848
PREPAID EXPENSES                                            $    47,584
                                                            -----------

     TOTAL CURRENT ASSETS                                   $ 2,719,809

NET PROPERTY, PLANT AND EQUIPMENT                           $ 1,980,271

OTHER ASSETS
     DEPOSITS                                               $     7,050
     INVESTMENT IN JOINT VENTURES                           $   115,293
     GOODWILL, NET OF AMORTIZATION                          $     6,151
                                                            -----------
     TOTAL OTHER ASSETS                                     $   128,494
                                                            -----------
TOTAL ASSETS                                                $ 4,828,574
                                                            ===========

LIABILITIES

ACCOUNTS PAYABLE                                            $   523,337
NOTES PAYABLE                                               $ 1,555,408
ACCRUED LIABILITIES                                         $   960,773
                                                            -----------

     TOTAL CURRENT LIABILITIES                              $ 3,039,518

LONG TERM DEBT                                              $   653,601

DEFERRED TAXES                                              $    36,500
                                                            -----------

TOTAL LIABILITIES                                           $ 3,729,619

SHAREHOLDER'S EQUITY

STOCK                                                       $    70,007
PREFERRED STOCK                                             $   175,000
ADDITIONAL PAID IN CAPITAL                                  $   366,365
RETAINED EARNINGS                                           $   594,933
NOTE RECEIVABLE SHAREHOLDER                                ($   107,343)
                                                            -----------

TOTAL SHAREHOLDERS' EQUITY                                  $ 1,098,955
                                                            -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 4,828,574
                                                            ===========

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2001 AND NOVEMBER 30, 2000



                                                                           (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                        NOVEMBER 30, 2001               NOVEMBER 30, 2000
NET SALES                                                  $2,330,072                       $2,529,139

COST OF GOODS SOLD                                         $1,921,752                       $2,208,777
                                                           ----------                       ----------

     GROSS PROFIT                                          $  408,320                       $  320,361

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               $  289,810                       $  423,338

MISC. INCOME (EXPENSE)                                    ($   36,555)                     ($   55,307)
                                                           ----------                       ----------

     INCOME (LOSS) BEFORE TAXES                            $   81,955                      ($  158,284)

PROVISION FOR FEDERAL INCOME TAXES                         $   36,818                      ($   21,606)
                                                           ----------                       ----------

NET INCOME BEFORE EXTRAORDINARY ITEMS                      $   45,137                      ($  136,678)

EXTRAORDINARY ITEMS:                                          $-0-                          $   -0-

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD
                                                           ----------                       ----------

     NET INCOME                                            $   45,137                      ($  136,678)

PAR SHARE OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                                  7,000,000                        7,000,000
                                                               .01                              .00


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION. The financial statements should be read in conjunction with the footnotes which are a part of registrant's audited financial statements contained in registrant's most recently filed Annual Report on Form 10KSB.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2001 AND NOVEMBER 30, 2000


                                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED

                                                               NOVEMBER 30, 2001     NOVEMBER 30, 2000
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,                       $ 45,137             ($136,678)
EXCHANGE LOSS
NON-CASH EXPENSE INCLUDED IN NET INCOME                             $ 67,154              $ 89,440
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                            $124,497             ($ 23,981)
     INVENTORIES                                                   ($ 26,944)            ($ 59,171)
     REFUNDABLE TAXES                                               $ 40,718              $      0
     PREPAID EXPENSES                                              ($  2,984)             $  7,260
     OTHER ASSETS                                                   $  3,529              $    501

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                              ($192,375)             $113,119
     ACCRUED LIABILITIES                                            $ 97,601             ($ 46,005)
                                                                    --------              --------

     NET CASH PROVIDED BY (USED FOR)                                $156,333             ($ 55,515)
                                                                    --------
     OPERATING ACTIVITIES

INVESTING ACTIVITIES
     PURCHASES OF EQUIPMENT                                         $  7,061             ($  5,650)
     INVESTMENT IN JOINT VENTURES                                  ($ 16,002)
                                                                   ---------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                   ($  8,941)
                                                                   ---------

FINANCING ACTIVITIES
     PAYMENT OF NOTES                                              ($157,694)
                                                                   ---------

CASH USED FOR FINANCING ACTIVITIES                                 ($157,694)
                                                                   ---------

NET INCREASE (DECREASE)                                            ($ 10,302)
     SHORT-TERM                                                                             14,122
     LONG-TERM                                                                           ($105,792)
                                                                                          --------


     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                                                                ($ 91,670)

INCREASE (DECREASE) IN CASH                                                              ($152,835)
BALANCE AT BEGINNING OF PERIOD                                      $ 62,753              $448,913


BALANCE AT END OF PERIOD                                            $ 52,451              $296,078
                                                                    ========

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KNUSAGA CORPORATION



                                      By:                James Musser
                                              ----------------------------------
                                                          President
                                                (Duly Authorized and Principal
                                                     Accounting Officer)


                                      Dated:          January 31, 2002
                                              ----------------------------------