Form 10QSB
period 2002-02-28
KNUSAGA CORP
filed 2002-04-15
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 28, 2002

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

RESULTS OF OPERATIONS

The Company's operations are classified into two principal reportable segments, tubing and seat tracks, that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

Combined net sales increased 2.7% in the second quarter of the fiscal year ending August 2002 to $2,236,530 from $2,176,820 a year ago. This is a result of a strong recovery in the motor home market served by the registrant's seat track business. For the second quarter, sales for this segment increased 58.0% to $1,126,879 from $713,420 a year ago. The heavy truck market served by our tubing segment is in the second year of a sharp decline. According to "Automotive News" February 2002 is the 23rd consecutive month that heavy duty truck sales dropped from their year earlier levels. For the second quarter ending February 28, 2002, the registrant's tube sales to this segment declined 24.2% to $1,109,651 from $1,463,400 a year ago.

For the six months ending February 28, 2002, combined sales declined 3.0% to $4,566,602 from $4,705,959 in the year ago period as a result of the weak first quarter of the current fiscal year.

The registrant operated at a $49,246 profit in the second quarter of the 2002 fiscal year ending February 28, 2002 versus a loss of $74,213 in the year ago period as a result of the increased sales revenue. For the six months ending February 28, 2002, profit was $98,788 versus a loss of $172,353 in the year ago period.


Below is summarized segmental data for the second quarters and six months ending February 28, 2002 and February 28, 2001.


-----------------------------------------------------------------------------------------------------------
2ND QTR                        TUBING                      SEAT TRACK                     TOTAL
-----------------------------------------------------------------------------------------------------------
                         2002           2001          2002           2001          2002          2001
-----------------------------------------------------------------------------------------------------------
REVENUE               1,109,651      1,463,400      1,126,879      713,420       2,236,530     2,176,820
-----------------------------------------------------------------------------------------------------------

PROFIT                (138,601)      (120,666)       187,847        46,458        49,246       (74,208)
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
6 MONTHS                       TUBING                      SEAT TRACK                     TOTAL
-----------------------------------------------------------------------------------------------------------
                         2002           2001          2002           2001          2002          2001
-----------------------------------------------------------------------------------------------------------
REVENUE               2,615,503      3,248,458      1,951,099     1,457,501      4,566,602     4,705,959
-----------------------------------------------------------------------------------------------------------

PROFIT                (198,170)      (314,312)       296,958       141,959        98,788       (172,353)
-----------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses increased 14.4% in the second quarter ending February 28, 2002, to $290,323 from $253,783 in the year ago period as a result of the increased sales activity. For the six months ending February 28, 2002, these expenses increased 5.4% to $582,368 from $551,032 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

The Registrant has a $1,250,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage in all of the Registrant's assets. This line of credit is due October 1, 2002. At February 28, 2002, the outstanding balance was $841,761.42 and the applicable interest rate was 4.75%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                FEBRUARY 28, 2002


 ASSETS                                        February 28, 2002    August 31, 2001
CASH                                             $   125,893          $    62,753
ACCOUNTS RECEIVABLE                              $ 1,642,032          $ 1,538,348
ACCOUNTS RECEIVABLE -- OTHER                     $     6,133          $     3,598
INVENTORIES                                      $ 1,097,514          $ 1,010,533
REFUNDABLE TAXES                                 $         0          $   205,566
PREPAID EXPENSES                                 $    81,811          $    44,600
                                                 -----------          -----------

     TOTAL CURRENT ASSETS                        $ 2,953,376          $ 2,865,398

NET PROPERTY AND EQUIPMENT                       $ 1,911,129          $ 2,053,985

OTHER ASSETS
  DEPOSITS                                       $     7,050          $    10,579
  INVESTMENT IN JOINT VENTURES                   $   110,987          $    99,291
  GOODWILL, NET OF AMORTIZATION                  $     5,650          $     6,652
                                                 -----------          -----------
    TOTAL OTHER ASSETS                           $   123,687          $   116,522
                                                 -----------          -----------

TOTAL ASSETS                                     $ 4,988,192          $ 5,035,905
                                                 ===========          ===========

LIABILITIES

ACCOUNTS PAYABLE                                 $   552,477          $   715,712
NOTES PAYABLE                                    $ 1,405,500          $ 1,667,884
ACCRUED LIABILITIES                              $ 1,207,212          $   863,172
                                                 -----------          -----------

     TOTAL CURRENT LIABILITIES                   $ 3,165,189          $ 3,246,768

LONG TERM DEBT                                   $   633,898          $   698,819

DEFERRED TAXES                                   $    36,500          $    36,500
                                                 -----------          -----------

TOTAL LIABILITIES                                $ 3,835,587          $ 3,982,087

STOCKHOLDERS EQUITY

STOCK                                            $    70,000          $    70,000
PREFERRED STOCK                                  $   175,000          $   175,000
ADDITIONAL PAID IN CAPITAL                       $   366,365          $   366,365
RETAINED EARNINGS                                $   648,583          $   549,796
NOTE RECEIVABLE SHAREHOLDER                      ($  107,343)         ($  107,343)
                                                 -----------          -----------

TOTAL SHAREHOLDERS' EQUITY                       $ 1,152,605          $ 1,053,818
                                                 -----------          -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $ 4,988,192          $ 5,035,905
                                                 ===========          ===========

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                      FOR THREE AND SIX MONTH PERIOD ENDED
                     FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

                                                        (UNAUDITED)                       (UNAUDITED)
                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,      FEBRUARY 28,
                                                2002              2001               2002               2001
NET SALES                                   $ 2,236,530        $ 2,176,820        $ 4,566,602        $ 4,705,959

COST OF GOODS SOLD                          $ 1,809,613        $ 1,985,869        $ 3,724,727        $ 4,194,646
                                            -----------        -----------        -----------        -----------

     GROSS PROFIT                           $   426,917        $   190,951        $   841,875        $   511,313

SELLING, GENERAL AND ADMINISTRATIVE         $   290,323        $   253,783        $   582,368        $   551,032
EXPENSES

MISC. INCOME (EXPENSE)                      ($   23,692)       ($   32,429)       ($   60,246)       ($  174,687)
                                            -----------        -----------        -----------        -----------

     INCOME (LOSS) BEFORE TAXES             $   112,902        ($   95,261)       $   199,261        ($  215,012)

PROVISION FOR FEDERAL INCOME TAXES          $    63,656        ($   21,053)       $   100,473        ($   42,659)
                                            -----------        -----------        -----------        -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS       $    49,246        ($   74,208)       $    98,788        ($  172,353)

EXTRAORDINARY ITEMS:                               $-0-               $-0-        $         0        $         0


                                            -----------        -----------        -----------        -----------

NET INCOME                                  $    49,246        ($   74,208)       $    98,788        ($  172,353)

PAR SHARE OF COMMON
STOCK AND COMMON
STOCK EQUIVALENTS:

AVERAGE OUTSTANDING                           7,000,000          7,000,000          7,000,000          7,000,000
SHARES                                             .007             -0.011              0.013             -0.025

THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF REGISTRANT'S MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION. THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FOOTNOTES WHICH ARE A PART OF REGISTRANT'S AUDITED FINANCIAL STATEMENTS CONTAINED IN REGISTRANT'S MOST RECENTLY FILED ANNUAL REPORT ON FORM 10KSB.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                        THREE AND SIX MONTHS PERIOD ENDED
                     FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


                                                               (UNAUDITED)                      (UNAUDITED)
                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED

                                                        FEBRUARY         FEBRUARY        FEBRUARY         FEBRUARY
                                                        28, 2002         28, 2001         28, 2002         28, 2001
NET INCOME                                             $  49,246        ($ 74,208)       $  98,788        ($172,353)

DEPRECIATION & AMORTIZATION                            $  87,487        $  92,580        $ 145,566        $ 182,019

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                               ($230,716)       $ 128,312        ($106,219)       $ 107,920
     INVENTORIES                                       ($ 60,037)       ($  5,400)       ($ 86,981)       ($ 64,571)
     REFUNDABLE TAXES                                                                    $ 205,566
     PREPAID EXPENSES                                  ($ 26,696)       ($ 57,422)       ($ 37,211)       ($ 50,162)
     OTHER ASSETS                                      $     501        $     501        $   3,529        $   1,002


INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                  ($  2,404)       ($323,437)       ($163,235)       ($210,318)
     ACCRUED LIABILITIES                               $ 451,436        ($ 15,174)       $ 344,040        ($ 65,398)
                                                                                         ---------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       $ 268,817         (254,248)       $ 403,843        ($271,861)
                                                                                         ---------

INVESTMENT ACTIVITIES
     PURCHASES OF EQUIPMENT                            ($  8,768)       $  20,203        ($  1,708)       ($ 23,083)
     INVESTMENT IN JOINT VENTURES                      ($  5,459)       $  33,593        $  11,696        $  33,593
                                                                                         ---------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       ($ 14,227)       $  53,796        ($ 13,404)       $  10,510
                                                                                         ---------

FINANCING ACTIVITIES                                   ($181,148)       $  96,691        ($327,299)       $   3,849
                                                                                         ---------
     PAYMENT OF NOTES

CASH USED FOR FINANCING ACTIVITIES                     ($181,148)       $  96,691        ($327,299)       $   3,849
                                                                                         ---------

NET INCREASE (DECREASE)                                $  73,442        ($103,761)       $  63,140        ($256,596)

BEGINNING CASH                                         $  52,451        $ 296,078        $  62,753        $ 448,913
                                                                                         ---------

ENDING CASH                                            $ 125,893        $ 192,317        $ 125,893        $ 192,317
                                                                                         =========


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KNUSAGA CORPORATION



                                 By:                    James Musser
                                         ---------------------------------------
                                       President, Duly Authorized Officer and
                                       Principal Accounting Officer


                                 Dated:            April 12, 2002
                                         ---------------------------------------