Form 10QSB
period 2002-05-31
KNUSAGA CORP
filed 2002-07-11
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 2002

                          Commission File Number 0-7795

                               KNUSAGA CORPORATION
             (Exact name of Registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   38-3601122
                     (I.R.S.) Employer Identification Number

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

                                   X YES     NO
                                  ---     ---
Shares of Common Stock Par Value $0.001, outstanding:  7,175,000.

RESULTS OF OPERATIONS

The Company's operations are classified into two principal reportable segments, tubing and seat tracks, that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

Combined net sales increased 2.0% in the third quarter ending May 31, 2002 of the fiscal year ending August 2002 to $2,617,025 from $2,566,936 a year ago. This is a result of a strong recovery in the motor home market served by the registrant's seat track business and an increase in prices resulting from the company selling direct rather than through a distributor, although there was an increase in selling expense. For the third quarter, sales for this segment increased 20.5% to $1,184,024 from $982,872 a year ago. The heavy truck market served by our tubing segment is in the second year of a sharp decline. For the third quarter the registrant's tube sales to this segment declined 9.5% to $1,433,001 from $1,584,064 a year ago.

For the nine months ending May 31, 2002 sales declined 1.2% to $7,183,627 from $7,272,890 in the year ago period as a result of the weak first quarter of the current fiscal year ending August 31, 2002.

The registrant operated at a $141,360 profit in the third quarter of the 2002 fiscal year ending May 31, 2002 versus a profit of $23,400 in the year ago period as a result of the improvement in the seat track business and continuing expense reduction in the tubing business. For the nine months ending May 31, 2002 profit was $236,141 versus a loss of $149,980 in the year ago period.


Below is summarized segmental data for the third quarters and nine months ending May 31, 2002 and May 31, 2001.

---------------------------------------------------------------------------------------------------------------
|                   TUBING                          SEAT TRACK                        TOTAL                    |
---------------------------------------------------------------------------------------------------------------
|  3RD QTR           2002              2001            2002            2001            2002           2001     |
---------------------------------------------------------------------------------------------------------------
|  REVENUE         1,433,001         1,584,064       1,184,024         982,872       2,617,025      2,566,936  |
---------------------------------------------------------------------------------------------------------------
|  PROFIT            (41,074)         (127,679)        182,434         151,079         141,360         23,400  |
---------------------------------------------------------------------------------------------------------------
|                                                                                                              |
---------------------------------------------------------------------------------------------------------------
|  9 MTHS                                                                                                      |
---------------------------------------------------------------------------------------------------------------
|  REVENUE         4,048,504         4,832,517       3,135,123       2,440,373       7,183,627      7,272,890  |
---------------------------------------------------------------------------------------------------------------
|  PROFIT           (243,251)         (442,892)        479,392         293,038         236,141       (149,854) |
---------------------------------------------------------------------------------------------------------------


Selling, general and administrative expenses increased 37.4% in the third quarter ending May 31, 2002 to $332,774 from $242,190 in the year ago period as a result of the expenses incurred in direct selling versus using the distributor. Gross income improvement from higher selling prices offset this increased selling expense. For the nine months ending May 31, 2002 these expenses increased 15.2% to $913,907 to $793,222 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

As of the end of the fiscal third quarter, the registrant was in compliance with its loan covenants. These loan agreements currently mature October 1, 2002. Net cash generated from operating activities was $317,808 in the third quarter ending May 31, 2002 versus $405,659 used for operations in the year ago period.

RECENT DEVELOPMENTS

The tubing business which primarily serves the heavy truck (automotive) sector of the economy has experienced continuing pricing pressure from its OEM customers. There appears to be little prospect that this situation will change in the future so this segment can return to acceptable profitability, therefore the registrant has decided to eliminate or sharply reduce this business segment by the end of its current fiscal year.

The leased facility in St. Thomas, Ontario that was used to sequence exhaust systems into Freightliner's Sterling truck plant was closed during the third quarter when the lease expired.

The seat track business has encountered significant price competition in the current fiscal year, which has resulted in the loss of a significant customer. This customer loss will result in substantially reduced sales for the fiscal year starting September 1, 2002.

Effective May 19, 2002, the Registrant merged into its wholly-owned Nevada subsidiary. As a part of this merger, outstanding shares of the Registrant's common stock and preferred stock were converted into an equal number of shares of the subsidiary's common stock and the subsidiary's name was changed to "KnuSaga Corporation." Registrant is now a Nevada corporation and the rights of its shareholders are governed by Nevada law.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                        MAY 31, 2002 AND AUGUST 31, 2001


                                                      31-May-02       31-Aug-01
ASSETS

CASH                                                    330,214          62,753
ACCOUNTS RECEIVABLE                                   1,528,066       1,538,348
ACCOUNTS RECEIVABLE-OTHER                                 6,128           3,598
INVENTORIES                                           1,031,349       1,010,533
REFUNDABLE TAXES                                                        205,566
PREPAID EXPENSES                                        110,030          44,600
TOTAL CURRENT ASSETS                                  3,005,787       2,865,398

NET PROPERTY AND EQUIPMENT                            1,846,924       2,053,985
OTHER ASSETS
DEPOSITS                                                  7,051          10,579
INVESTMENTS IN JOINT VENTURES                           111,285          99,291
GOODWILL, NET OF AMORTIZATION                             5,149           6,652
TOTAL OTHER ASSETS                                      123,485         116,522

TOTAL ASSETS                                          4,976,196       5,035,905


LIABILITIES
ACCOUNTS PAYABLE                                        368,663         715,712
NOTES PAYABLE                                         1,352,944       1,667,884
ACCRUED LIABILITIES                                   1,343,263         863,172
TOTAL CURRENT LIABILITIES                             3,064,870       3,246,768

LONG TERM DEBT                                          584,867         698,819
DEFERRED TAXES                                           36,500          36,500
TOTAL LIABILITIES                                     3,686,237       3,982,087

STOCKHOLDER EQUITY
STOCK                                                     7,175          70,000
PREFERRED STOCK                                               0         175,000
ADDITIONAL PAIN IN CAPITAL                              604,190         366,365
RETAINED EARNINGS                                       785,937         549,796
NOTE RECEIVABLE SHAREHOLDER                            (107,343)       (107,343)
TOTAL SHAREHOLDER EQUITY                              1,289,959       1,053,818

TOTAL LIABILITIES & SHAREHOLDER                       4,976,196       5,035,905
EQUITY

The financial statements included in this Report reflect all adjustment, in the opinion of management, which are necessary for fair presentation. These financial statements should be read in connection with the footnotes that are a part of Registrant's audited financial statements contained in its most recently filed annual report on Form 10KSB.

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2002 AND MAY 31, 2001

                                        3 MONTHS ENDED             9 MONTHS ENDED
                                    5/31/02       5/31/01       5/31/02       5/31/01
NET SALES                          2,617,025     2,566,936     7,183,627     7,272,890
COST OF GOODS SOLD                 2,034,541     2,245,956     5,762,519     6,440,602
GROSS PROFIT                         582,484       320,980     1,421,108       832,288

SG&A EXPENSES                        332,714       242,190       915,844       793,222
MISC INCOME (EXPENSE)                (25,296)      (36,127)      (85,536)     (212,316)
INCOME (LOSS) BEFORE                 224,474        42,663       419,728      (173,250)
TAXES

FED INCOME TAXES                      83,114        19,263       183,587       (23,396)
NET INCOME BEFORE                    141,360        23,400       236,141      (149,854)
EXTRAORDINARY

EXTRAORDINARY ITEMS                       --            --            --            --
NET INCOME                           141,360        23,400       236,141      (149,854)

SHARES                             7,175,000     7,000,000     7,175,000     7,000,000
EARNINGS PER SHARE                     0.020         0.003          0.03        (0.021)

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2002 AND MAY 31, 2001


                                        3 MONTHS ENDED          9 MONTHS ENDED
                                      5/31/02     5/31/01     5/31/02     5/31/01
NET INCOME                            141,360      23,400     236,141    (149,854)

DEPRECIATION                           55,620      88,805     210,566     270,825

(INCREASE)DECREASE IN
ACCTS RECEIVABLE                      113,971    (330,311)      7,752    (222,392)
INVENTORIES                            66,165     (29,024)    (20,816)    (93,595)
REFUNDABLE TAXES                                              205,566
PREPAID EXPENSES                      (31,470)      9,597     (65,430)    (40,565)
OTHER ASSETS                             (262)      1,034       3,528       2,942

INCREASE(DECREASE) IN
ACCOUNTS PAYABLE                     (183,815)   (184,316)   (347,049)   (394,634)
ACCRUED LIABILITIES                   156,239      15,156     480,091     467,684

CASH PROVIDE BY (USED
FOR) OPERATING
ACTIVITIES                            317,808    (405,659)    710,349    (159,589)

INVESTMENT ACTIVITIES
PURCHASE (SALE) OF
EQUIPMENT                               9,462       7,839      (2,002)    (15,244)

INVESTMENT IN JOINT
VENTURES                               (1,174)    (26,221)    (11,994)      7,372

CASH PROVIDED BY (USED
FOR) INVESTING
ACTIVITIES                              8,288     (18,382)    (13,996)     (7,872)

FINANCING ACTIVITIES
PAYMENT OF NOTES                     (121,768)    230,639    (428,892)   (282,537)

CASH USED FOR
FINANCING ACTIVITIES                 (121,768)    230,639    (428,892)   (282,537)

NET INCREASE(DECREASE)                204,328    (193,402)    267,461    (449,998)
BEGINNING CASH                        125,893     192,317      62,753     448,913
ENDING CASH                           330,221      (1,085)    330,214      (1,085)

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KNUSAGA CORPORATION



                                 By:           James Musser
                                       -------------------------------
                                       President, Duly Authorized Officer and
                                       Principal Accounting Officer

                                 Dated:        July 11, 2002
                                       -------------------------------