Form 10KSB
period 2002-08-31
KNUSAGA CORP
filed 2002-12-16
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 2002 Commission File No. 0-7795

                               KNUSAGA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

               NEVADA                                                       62-1004034
------------------------------------------                       ----------------------------------
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

                     Common Stock, Par Value $.001 Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

Number of shares of common stock outstanding as of August 31, 2002:  7,175,000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

Registrant's revenue for fiscal year ended August 31, 2002:  $9,722,765.

Registrant timely filed a Form 12B-25.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

       Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 2002, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

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

       In October 2000, the Registrant entered into a joint venture (Modular Tubes Systems S.A. de C.V.) with an unrelated entity in Mexico City, Mexico. The joint venture manufactures truck tubing for Ford and Mercedes plants in Mexico. The Registrant and its partner have made equal contributions to equity and each own 50% of the joint venture.

       Effective May 19, 2002, the Registrant merged into its wholly-owned Nevada subsidiary. As a part of this merger, outstanding shares of the registrant's common stock and preferred stock were converted into an equal number of shares of the subsidiary's common stock and the subsidiary's name was changed to "Knusaga Corporation". Registrant is now a Nevada Corporation and the rights of its shareholders are governed by Nevada law.

       During the years ended August 31, 2002 and 2001, five customers accounted for 97% and 96%, respectively, of the Registrant's tubing segment sales. One customer accounted for 62% and 66%, respectively, of net sales. In the coming fiscal year starting September 1, 2002 this customer will significantly reduce its purchases from the Registrant. The Registrant expects that new customers will partially offset this decrease.

       During the years ended August 31, 2002 and 2001, three customers accounted for 92% and 98%, respectively, of the Registrant's seat track sales. In the coming fiscal year starting September 2002, one of these customers will discontinue buying from the Registrant causing a substantial decrease in sales. The Registrant expects to replace these sales with the addition of a new customer and increased sales to its other existing customers.

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

       There are several competitors in the truck metal tube fabricating business, with Tube Specialties being Registrant's competitor for Freightliner's truck tube business, Imperial Group being Registrant's competitor for Volvo's truck tube business, and Northern Tube being Registrant's major competitor for Ford's medium truck business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

       The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. During fiscal 2002 the Registrant began direct marketing of its seat track products replacing the previous distributor.

       R&D expenditures for the last two fiscal years were $88,850 in 2002 and $60,000 in 2001.

       The Registrant has 75 employees.

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

         5 (b) As of August 31, 2002, there were approximately 1,592 shareholders of Registrant's common stock.

         5 (c) Registrant has not paid any dividends in the past two (2) years. This failure to pay dividends is due solely to financial considerations. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, express covenants in loan agreements or other obligations to third parties with regard to dividend payments, although payment of dividends could not be made if after giving effect to such payment an event of default under the loan agreements between Registrant and its lender would arise by virtue of such payment. The Registrant does not anticipate the payment of any cash dividends in the foreseeable future.

Item 6 .  MANAGEMENT'S DISCUSSION AND ANALYSIS

         6(a) Net sales for the fiscal year ended August 31, 2002, increased by $434,506 or 4.7% from the year ended August 31, 2001. The increase in sales for fiscal year 2002 was the result of a significant increase in seat track sales resulting from the growth of the Class A motor home industry offset by a continuing decrease in the tubing business as a result of the depressed heavy truck market.

         Truck tubing sales were $5,400,528 in fiscal 2002 versus $6,446,981 in 2001, a decline of $1,046,453 or 16.2%. This reduction is a result of the decrease in heavy truck industry sales in Fiscal 2002 versus fiscal 2001.

         The seat track line of business provided $4,322,237 of sales in fiscal 2002 up $1,480,959 or 52.1% from fiscal 2001 sales of $2,841,278 as a result of the increase in the Class A motor home market.

         Cost of goods sold as a percentage of sales decreased to 81.8% in fiscal 2002 versus 93.4% in fiscal 2001. This was due to the change in the mix of sales to the more profitable seat track segment. Selling, general, and administrative expenses in fiscal year 2002 increased $409,325 or 39.2% compared to fiscal 2001 as a result of increased marketing expense associated with direct sales of seat track products versus sales through the former distributor.

         Net income improved from a loss of $454,067 in the fiscal year ending August 31, 2001 to a profit of $130,202 for the current fiscal year ending August 31, 2002. Seat track income improved 88.9% to $912,779 in fiscal 2002 versus $483,151 in fiscal 2001 as a result of improved volume. While truck tubing sales decreased in fiscal 2002 versus 2001 losses is this sector declined 37.7% from a loss of $1,114,868 in fiscal 2001 to a loss of $694,847 in fiscal 2002 as a result of improved manufacturing operations. Continuing improvements in manufacturing operations are being made.

       Inventories reduced $310,211 or 30.7% compared to fiscal 2001 as a result of a move to lean manufacturing.


         6(b) Liquidity and Capital Resources. The reduction in receivables, inventories, payables and current maturities of long-term debt in fiscal 2002 compared to fiscal 2001 resulted in a reduction of the working capital deficit from $381,370 to $178,501.

       The Registrant has a term note with Standard Federal Bank payable in monthly installments of $17,838, including interest at 3.25% above Libor, through May 2006. The note is secured by all assets of the Registrant. At August 31, 2002 the principal amount was $657,200 and the interest rate was 6.07%.

       The Registrant has a line of credit with Standard Federal Bank with interest payable in monthly installments at said bank's prime rate. The note is secured by all assets of the Registrant and the principle is due in January 2003. At August 31, 2002 the outstanding balance was $444,761 and the applicable interest rate was 5.75%. The Registrant expects to invest $250,000 in Fiscal 2003 for tooling on a new seat track product. The Registrant expects to fund this investment through increased borrowings on its line of credit.

         FORWARD LOOKING STATEMENTS

       Certain sections of this Annual Report contain statements reflecting the Registrant's views about its future performance and constitute "forward-looking" statements" under the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "will," "anticipate," "estimate," "expect," "intend," or similar words. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Registrant's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors in the United States and abroad, including changes in general economic conditions, competitive market conditions and pricing pressures, relationships with key customers, industry consolidation of vehicle and truck suppliers, shifts in distribution, currency exchange rates and other factors discussed in the Registrant's other filings with the Securities and Exchange Commission, may affect the Registrant's performance. The Registrant undertakes no obligations to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Supplemental Item.     Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the registrant's Chief Executive Officer and Chief Financial Officer believe the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the registrant in this report is accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 7.  FINANCIAL STATEMENTS

         The report of independent auditors and consolidated financial statements included on pages 10 through 29 of the annual financial report for the year ended August 31, 2002 and 2001 are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       No response required.

                                    PART III.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

                NAME                        AGE                        POSITION
                ----                        ---                        --------
         James G. Musser, Jr.                67                   Director/President
         Jerry D. Luptak                     80           Director/Vice President Finance and
                                                                    General Counsel
         Harold Beznos                       64              Director/Secretary-Treasurer


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

               MR. MUSSER is, and has been, a Director and President of the Registrant since September 1, 1977. Since January 1, 2002, he has devoted 100% of his time per month to the business affairs of the Registrant.

               MR. LUPTAK has served in his present capacities with the Registrant since September 1, 1977. Currently, and for more than five years, he has been actively engaged in real estate development including multifamily residential, single family residential, retail and office buildings. He devotes approximately 2% of his time per month to the business affairs of the Registrant.

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

Items 10
and 12.       EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
              AND RELATED TRANSACTIONS.

         In the fiscal years ending August 31, 2000, 2001, and 2002 Mr. Musser was paid salaries of $100,000, $63,460, and $75,000 respectively. None of the other directors or officers received any direct or indirect remuneration during the fiscal years ended August 31, 2001 and 2002, and none is anticipated in the fiscal year ending August 31, 2003.
                                      -6-

         Messrs. Beznos, Luptak, Musser, and the Knudsen Trust have collectively made working capital loans to the Corporation. These loans are payable on demand and are represented by notes bearing an annual interest rate of 12%, with principal and interest originally payable June, 1990. The outstanding principal balance on these loans at August 31, 2002, was $155,836. As a result of the merger of Hydraulic Tubes and Fittings, Inc., into Registrant, the Registrant assumed the obligation for repayment of additional demand loans, which had an aggregate unpaid principal balance at August 31, 2002 of $151,417. No interest was paid during fiscal year 2002 with respect to these loans. The information set forth under Note 18 in the Financial Statements is incorporated by reference.

         In March and April of 1990, Jay A. Fishman, as Trustee of the Paola M. Luptak Irrevocable Trust U/A/D August 20, 1970, and Frieda Applebaum, as Trustee of the Beznos Family Irrevocable Trust U/A/D February 2, 1976, each loaned $50,000 to the Registrant as working capital in return for which they each received a note bearing an annual interest rate of 12%, with principal and interest payable on demand. The principal balance of these notes at August 31, 2002, was $50,000 each. The beneficiaries of the Beznos Family Irrevocable Trust are beneficial shareholders of the Registrant and are related to Harold Beznos, an officer and director of the Registrant. The note originally issued to the Paola M. Luptak Irrevocable Trust has been assigned and is presently held by Mayfair Associates Limited Partnership. No interest was paid during fiscal 2002 with respect to these loans.

         On November 13, 2000, the Registrant's board of directors approved a resolution to authorize additional shares of stock and issue stock to these Directors, Officers, Shareholders, and their affiliates in exchange for the payment of all amounts due under the existing obligations. Certain of the Directors, Officers, Shareholders, and their affiliates have verbally agreed to the transaction, but no documents have been executed by the Directors, Officers, Shareholders, and their affiliates. As of November 30, 2002, the number of shares to be issued had not been determined.

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

            Common               Mayfair Associates Limited             2,268,314 shares                   32.4%
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

       (4) These shares are held in a revocable trust with the BankOne of Detroit, Michigan, as Trustee with voting and investment power for the benefit of K. Peter Knudsen.

       11(b) No shares of common stock of the Registrant are beneficially owned by any officers and directors of the Registrant, except Mr. James
              G. Musser, Jr. as listed in Item 11(a) above.

As a group, the officers and directors directly and indirectly own 1,449,137 shares of Registrant's common stock, representing 20.7% of all outstanding common stock.

Item 13    EXHIBITS AND REPORTS ON FORM 8-K

       13a.  Financial Statement Schedules

             For Fiscal Years Ended August 31, 2002 and 2001

             1)  Accountant's opinion for years ended August 31, 2002 and 2001.

             2)  Balance Sheet for the years ended August 31, 2002 and 2001.

             3)  Statement of Income for years ended August 31, 2002 and 2001.

             4) Statement of Stockholder's Equity for years ended August 31, 2002 and 2001.

             5)  Statement of Cash Flows for years ended August 31, 2002 and
                 2001.

             6)  Notes to Financial Statements for years ended 2002 and 2001.

       13b.  Reports on Form 8-K

             None

       13c.  Exhibits

             None

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KNUSAGA CORPORATION



                                        By:               Jerry Luptak
                                                --------------------------------
                                                         Vice President


                                        Dated:            December 13, 2002
                                                --------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:    James G. Musser                               Date:    December 13, 2002
       -----------------------------------------              -----------------
       Director/President
       (Principal Executive Officer and
       Controller)


By:    Jerry D. Luptak                               Date:    December 13, 2002
       -----------------------------------------              -----------------
       Director
       Vice President, Finance and
       General Counsel
       (Principal Financial Officer)

By:    Harold Beznos                                 Date:    December 13, 2002
       -----------------------------------------              -----------------
       Director Secretary-Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual Report of KnuSaga Corporation ("KnuSaga") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James G. Musser, President, Chief Executive Officer of KnuSaga and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly represents the financial condition and result of operations of the Company.




/s/ James G. Musser
---------------------------
James G. Musser
Chief Executive Officer
December 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of KnuSaga Corporation ("KnuSaga") on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerry Luptak, Vice President, Finance, General Counsel, and Chief Financial Officer of KnuSaga, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly represents the financial condition and result of operations of the Company.



/s/ Jerry Luptak
---------------------------
Jerry Luptak
Chief Financial Officer
December 13, 2002

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, James G. Musser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of KnuSaga Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


/s/ James G. Musser
-----------------------------
James G. Musser
Chief Executive Officer

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, Jerry Luptak, certify that:

         1. I have reviewed this annual report on Form 10-KSB of KnuSaga Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


/s/ Jerry Luptak
---------------------
Jerry Luptak
Chief Financial Officer

                           CORPORATION AND SUBSIDIARY
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                            AUGUST 31, 2002 AND 2001

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS


                                TABLE OF CONTENTS

                                                                           PAGE


Independent Auditors' Report................................................18

Consolidated Balance Sheets..............................................19-20

Consolidated Statements of Income...........................................21

Consolidated Statements of Stockholders' Equity.............................22

Consolidated Statements of Cash Flows.......................................23

Notes to Consolidated Financial Statements...............................24-34

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

FREEDMAN & GOLDBERG, CPA'S, P.C.





--------------------------------
Farmington Hills, Michigan
October 31, 2002

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                  AS OF AUGUST 31, 2002 AND 2001






                                     ASSETS

                                                                                             2002                  2001
                                                                                ----------------------------------------------------
Current Assets
      Cash                                                                                $ 135,528              $ 62,753
      Accounts Receivable - Trade, net of Allowance
         for Doubtful Accounts of $-0-                                                    1,247,178             1,538,348
      Notes Receivable                                                                       65,596                 3,598
      Inventories                                                                           700,322             1,010,533
      Refundable Income Taxes                                                                   -0-               205,566
      Prepaid Expenses                                                                       57,399                44,600
------------------------------------------------------------------------------------------------------------------------------------
          Total Current Assets                                                            2,206,023             2,865,398
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net                                                        1,878,813             2,053,985
------------------------------------------------------------------------------------------------------------------------------------
Other Assets
     Deposits                                                                                 7,050                10,579
     Investments in Other Entities                                                          125,946                99,291
     Intangible Assets, Net                                                                   4,648                 6,652
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Assets                                                                     137,644               116,522
------------------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                    $4,222,480            $5,035,905
====================================================================================================================================















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                  AS OF AUGUST 31, 2002 AND 2001




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                      2002           2001
                                                                                    ------------------------------------------------
Current Liabilities
     Accounts Payable - Trade                                                                    $   413,799    $   715,712
     Current Maturities of Long-Term Debt                                                          1,053,342      1,667,884
     Accrued Expenses                                                                                917,383        863,172
------------------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                                     2,384,524      3,246,768
------------------------------------------------------------------------------------------------------------------------------------
Other Liabilities
     Long-Term Debt - Less Current Maturities                                                        489,293        698,819
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Liabilities                                                                         489,293        698,819
------------------------------------------------------------------------------------------------------------------------------------
Deferred Taxes                                                                                        57,300         36,500
------------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                         2,931,117      3,982,087
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
     Common Stock, $.001 Par Value, 24,000,000 Shares
        Authorized, 7,175,000 and -0- issued and outstanding, respectively                             7,175            -0-
     Common Stock, $.01 Par Value, 7,000,000 Shares Authorized, -0- and
        7,000,000, Shares Issued and Outstanding, respectively                                           -0-         70,000
     Preferred Stock, Class A, 4% Non-Cumulative Non-Voting, Each Share
        Convertible into One Share of Common Stock, Par Value $.01, Stated
        Value $1.00, 1,000,000 Shares Authorized, -0- and 175,000 Shares Issued
        and Outstanding, respectively                                                                    -0-        175,000
     Preferred Stock, $.001 par value, 1,000,000 shares authorized, No shares
        outstanding                                                                                      -0-            -0-
     Additional Paid-In Capital                                                                      604,190        366,365
     Retained Earnings                                                                               679,998        549,796
     Note Receivable - Officers                                                                          -0-       (107,343)
------------------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                                    1,291,363      1,053,818
------------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                              $ 4,222,480    $ 5,035,905
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                              D.B.A HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001



                                                                                     2002                     2001
                                                                                --------------------------------------------

Sales, Net                                                                       $ 9,722,765             $ 9,288,259
Cost of Sales                                                                      7,951,373               8,678,664
----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                       1,771,392                 609,595
Selling, General and Administrative Expenses                                       1,452,217               1,042,892
----------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                              319,175                (433,297)
----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
    Interest Expense                                                                (130,339)               (208,323)
    Miscellaneous Income                                                              11,971                   2,953
    Gain (Loss) on Sale of Asset                                                       3,305                   7,248
(Loss) from Joint Venture                                                             13,820                    (298)
----------------------------------------------------------------------------------------------------------------------------
     Total Other Income (Expense)                                                   (101,243)               (198,420)
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                    217,932                (631,717)
Income Taxes Expense (Benefit)                                                        87,730                (177,650)
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                $   130,202             $  (454,067)
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                             $       .02             $       -0-
============================================================================================================================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                              D.B.A HYDRAULIC TUBES AND FITTINGS
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001


                                                                                   Additional                             Note
                                                  Common        Preferred           Paid-In          Retained          Receivable
                                                   Stock          Stock             Capital          Earnings            Officer
                                          ------------------------------------------------------------------------------------------
Balance, August 31, 2000                     $    70,000        $175,000        $   366,365        $ 1,003,863         $(107,343)
Repayment of Loans                                   -0-             -0-                -0-                -0-               -0-
Net Loss for the Year Ended
  August 31, 2000                                    -0-             -0-                -0-           (454,067)              -0-
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                          70,000         175,000            366,365            549,796          (107,343)
Repayment of Loans                                   -0-             -0-                -0-                -0-           107,343
Re-capitalization of common and
  preferred stock                                (62,825)       (175,000)           237,825                -0-               -0-
Net Income For the Year
 Ended August 31, 2002                               -0-             -0-                -0-            130,202               -0-
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2002                     $     7,175        $    -0-        $   604,190        $   679,998         $     -0-
====================================================================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                    FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001


                                                                                              2002                     2001
------------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operations
     Net Income (Loss)                                                                  $   130,202              $  (454,067)
     Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
        Bad Debts                                                                           195,214                   88,832
      Depreciation and Amortization                                                         310,097                  370,430
      (Gain) Loss on Sale of Asset                                                           (3,305)                  (7,248)
        Loss From Joint Venture                                                             (13,820)                     298
      (Increase) Decrease In:
        Accounts Receivable                                                                 203,299                  (10,862)
        Inventories                                                                         310,211                  241,217
          Refundable Income Taxes                                                           205,566                 (205,566)
        Prepaid Expenses                                                                    (12,799)                   8,206
        Deposits                                                                              3,529                    7,890
      Increase (Decrease) In:
        Accounts Payable                                                                   (301,913)                (379,126)
        Accrued Expenses                                                                     54,211                 (148,820)
        Deferred Taxes                                                                       20,800                   14,000
------------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By Operating Activities                                           1,101,292                 (474,816)
------------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Investing Activities
     Equipment Purchases                                                                   (139,948)                 (43,141)
     Proceeds From Sale of Assets                                                            10,332                   37,739
     Payments For Notes Receivable                                                          (61,998)                  (3,598)
     Investment in Joint Ventures                                                           (12,835)                 (68,630)
------------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used For Investing Activities                                           (204,449)                 (77,630)
------------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Proceeds From Debt                                                                         -0-                  448,330
     Principal Payments on Debt                                                            (824,068)                (281,986)
------------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By (Used For) Financing
          Activities                                                                       (824,068)                 166,344
------------------------------------------------------------------------------------------------------------------------------------

 Increase (Decrease) in Cash                                                                 72,775                 (386,102)
 Balance, September 1                                                                        62,753                  448,855
------------------------------------------------------------------------------------------------------------------------------------
 Balance, August 31                                                                     $   135,528              $    62,753
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                   D.B.A. HYDRAULIC AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001


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

         B. Basis of Consolidation -- The consolidated financial statements include the accounts of HTF, Ltd., a wholly owned subsidiary located in Ontario, Canada. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $308,093 and $368,426 for the years ended August 31, 2002 and 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

         G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 2002 and 2001 consisted of the following:

                                                   2002                  2001
                                         ---------------------------------------
                   Raw Material               $  372,371            $  429,714
                   Work in Process               197,351               225,432
                   Finished Goods                130,600               355,387
                                         ---------------------------------------
                                              $  700,322            $1,010,533
                                         =======================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                   D.B.A. HYDRAULIC AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001






         H. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements. The Company had no impairment of assets during the years ended August 31, 2002 and 2001.

         I. Major Suppliers - At August 31, 2002 and 2001 54% and 37%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential risk pertaining to the major suppliers.

         At August 31, 2002 and 2001, 67% and 49%, respectively of the accounts payable - trade was to four major suppliers of seat track components.

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

         L. Intangible Assets - Finders fee associated with the acquisition of the seat track business amortized over seven years on a straight-line basis. At August 31, 2002 and 2001, accumulated amortization is $9,352 and $7,348, respectively.

NOTE 2.  PREPAID EXPENSES

     The following is a detail of the prepaid expenses as of August 31, 2002 and 2001:

                                                                2002                   2001
                                                        ---------------------------------------
                   Prepaid Insurance                        $ 44,523               $ 40,541
                   Prepaid Taxes                              12,876                  4,059
                                                        ---------------------------------------
                       Total Prepaid Expenses               $ 57,399               $ 44,600
                                                        =======================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                              D.B.A HYRAULIAC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001





NOTE 3.  PROPERTY AND EQUIPMENT

     The major components of property and equipment are as follows:

                                                                                                2002                       2001
                                                                                    ------------------------------------------------
     Land                                                                                 $   24,847                 $   24,847
     Land Improvements                                                                        19,158                     17,195
     Buildings and Improvements                                                            1,496,910                  1,498,524
     Machinery and Equipment                                                               2,327,985                  2,195,100
     Furniture and Fixtures                                                                  164,061                    167,894
     Transportation Equipment                                                                145,037                    164,547
     Obligations Under Capital Leases                                                        134,898                    134,898
                                                                                    ------------------------------------------------
                                                                                           4,312,896                  4,203,005
     Less:  Accumulated Depreciation                                                       2,434,083                  2,149,020
                                                                                    ------------------------------------------------
     Net Property and Equipment                                                           $1,878,813                 $2,053,985
                                                                                    ================================================


NOTE 4.  ACCRUED EXPENSES

     The following is a detail of the current accrued expenses as of August 31, 2002 and 2001.

                                                                                                  2002                     2001
                                                                                    ------------------------------------------------
     Accrued Commissions                                                                      $    -0-                 $ 21,888
     Accrued Insurance                                                                          20,698                   15,546
     Accrued Interest - Other                                                                    5,781                   11,346
     Accrued Interest -- Related Parties                                                       601,242                  566,697
     Accrued Payroll                                                                            86,766                   86,307
     Accrued Payroll -- Officers                                                                17,829                   87,045
     Accrued and Withheld Payroll Taxes                                                          9,090                   11,338
     Accrued Pension                                                                            52,904                   22,736
     Accrued Professional Fees                                                                  29,350                   28,845
     Accrued Income Taxes                                                                       59,100                      -0-
     Accrued Taxes -- Other                                                                     34,623                   11,424
                                                                                    ------------------------------------------------
     Total Current Accrued Expenses                                                           $917,383                 $863,172
                                                                                    ================================================

     Per the loan covenants with the bank, the Company cannot pay the accrued payroll - officers shown without the bank's permission.

NOTE 5.  NOTES RECEIVABLE

                                                                                                   2002                  2001
                                                                                    ------------------------------------------------
Non-interest bearing note receivable from an officer/stockholder.  The note is unsecured and due on demand.  See Note 10
                                                                                              $    -0-                 $107,143
====================================================================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001



NOTE 5.  NOTES RECEIVABLE (CONTINUED)

                                                                                          2002                2001
   Notes receivable from related companies, through common ownership at 6% per annum. The notes are unsecured and due on demand.
                                                                                        $ 59,274            $    -0-
   Non-interest bearing note receivable from a joint venture partner. The Note is unsecured and due on demand.

                                                                                           6,322               3,598
                                                                                ----------------------------------------
                                                                                        $ 65,596            $  3,598
                                                                                ========================================

NOTE 6.  NOTES PAYABLE AND OBLIGATIONS UNDER CAPITAL LEASES

   Notes payable and obligations under capital leases consist of the following:


                                                                                           2002               2001
                                                                                ----------------------------------------
   A. Notes payable - directors, officers, shareholders and their affiliates, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank. (See
   Note 18)
                                                                                        $407,253            $407,253

   B. $1,500,000 Line of Credit - Bank, interest payable in monthly installments at the lender's prime rate. Principal is due January 1, 2002. Note is secured by all the assets of the Company. The interest rate at August 31, 2002 was
   5.75%.
                                                                                         444,761           1,071,761

   C. Loan Payable -- Chrysler Financial Company, payable in monthly installments of $863 including interest at 7.75% through May, 2002. The loan is secured by transportation equipment.
                                                                                             -0-               6,709

   D. Loan Payable -- Chrysler Financial Company, payable in monthly installments of $695, through August, 2003, including interest at .9%.
   Secured by transportation equipment.
                                                                                           8,302              16,530

   E. Obligation Under Capital Lease -- machinery, payable in monthly
   installments of $1,282 through May, 2004 including interest at 7.88%.                  25,119              37,996
   Secured by the machinery.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                              D.B.A HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001

   F. Loan Payable - Bank, payable in monthly installments of $17,838 including, interest at 3.25% above Libor, through May 2006. The note is secured by all
   the assets of the Company. The interest rate at August 31, 2002 was 6.07%.            657,200             826,454

                                                                                ------------------------------------------
     Total                                                                             1,542,635           2,366,703
        Amounts due within one year                                                    1,053,342           1,667,884
                                                                                ------------------------------------------
                                                                                       $ 489,293           $ 698,819
                                                                                ==========================================


   The debt and lease maturities for the next five years are as follows:

                      August 31, 2003                               $1,053,342
                      August 31, 2004                                  201,464
                      August 31, 2005                                  202,151
                      August 31, 2006                                   85,678
                      August 31, 2007                                      -0-
                                                               -----------------
                                                                    $1,542,635
                                                               =================

NOTE 6.  CONTINUED

   Interest expense for the years ended August 31, 2002 and 2001 totaled $130,339 and $208,323, respectively.

   Interest expense on obligations under capital leases for the years ended August 31, 2002 and 2001 was $2,512 and $3,485, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 2002 and 2001 was $14,400 and $16,540, respectively.

NOTE 7.  LOAN COVENANTS

   Under the terms of the loan agreement with the bank the Company must maintain the following covenants:


   1. The Company's seat track operations must maintain a minimum net revenue of not less than $3,300,000.

   As of August 31, 2002, the Company was in compliance with its loan covenants.

NOTE 8.  PER SHARE COMPUTATION

   Earnings per share have been calculated based on the weighted average number of shares outstanding. The 4% preferred stock is considered a common equivalent. The number of shares used in computing net income per share was 7,175,000.


NOTE 9.  INCOME TAXES

   The provision for income taxes consists of the following components:

                                                                                          2002                2001
                                                                                ------------------------------------------
   Current:

         Current Due (Refundable)                                                        $66,930          $ (191,650)
         Deferred                                                                         20,800              14,000
                                                                                ------------------------------------------
                  Net Tax Expense (Benefit)                                              $87,730          $ (177,650)
                                                                                ==========================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001


     Differences between income taxes calculated using federal statutory income tax rate of 34% and the provision for income taxes were as follows:

                                                                                                2002                     2001
                                                                                    ------------------------------------------------
    Income (Loss) Before Income Taxes                                                        $ 217,932                $(651,717)
====================================================================================================================================
    Statutory Federal Income Tax                                                             $  74,097                $(214,784)
    State Income Tax, Net of Federal Benefit                                                     5,271                    2,221
    Foreign Losses Not Benefited                                                                18,789                   35,712
    Non-deductible Expenses                                                                      1,335                    3,006
    Other, Net                                                                                 (11,762)                  (3,805)
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                  $  87,730                $(177,650)
====================================================================================================================================


    Deferred taxes are detailed as follows:

                                                                                                  2002                     2001
                                                                                    ------------------------------------------------
    Deferred Income Tax Liability - Depreciation                                             $  79,250                $  82,119
------------------------------------------------------------------------------------------------------------------------------------
    Deferred Income Tax Assets
         Accrued Expenses                                                                       21,950                   45,619
    Valuation Allowance                                                                            -0-                      -0-
------------------------------------------------------------------------------------------------------------------------------------
    Net Deferred Income Tax Asset                                                               21,950                   45,619
------------------------------------------------------------------------------------------------------------------------------------
    Net Deferred Income Taxes                                                                $  57,300                $  36,500
====================================================================================================================================

NOTE 10.  RELATED PARTY TRANSACTION

As disclosed in Note 6 to the financial statements, certain directors, officers, shareholders and their affiliates are major creditors of the Company. Amounts due as of August 31, 2002 and 2001 totaled $407,253. Interest accrued on these notes at August 31, 2002 and 2001 totaled $601242 and $566,697, respectively. Interest expense accrued for the years ended August 31, 2002 and 2001 was $34,545 and $48,770, respectively.


NOTE 10.  RELATED PARTY TRANSACTION (CONTINUED)

During the year ended August 31, 2002, the loan due from a shareholder in the amount of $107,143 was repaid via the assignment of a note receivable due to the shareholder from a related company, through common ownership. As of August 31, 2002, this note receivable was deemed uncollectible and was written off.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001


NOTE 11. CASH FLOW DISCLOSURES

   Interest and income taxes paid during the years ended August 31, 2002 and 2001 were as follows:

                                                                       2002                    2001
                                                          ------------------------------------------------
                  Interest                                         $101,359                $161,879
                                                          ================================================
                  Income Taxes                                        3,136                $ 66,066
                                                          ================================================

   Interest income and income taxes received during the years ended August 31, 2002 and 2001 was as follows:

                                                                        2002                  2001
                                                          ------------------------------------------------
                  Interest                                             $ -0-                 $ -0-
                                                          ================================================
                  Income Taxes                                       202,472                 $ -0-
                                                          ================================================

   During the year ended August 31, 2001, the Company paid $596,670 of existing debt through a non-cash financing transaction.

NOTE 12. DEFINED BENEFIT PENSION PLAN

   The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 2002 and 2001 was $30,168 and $27,089, respectively. Pension contributions due to the plan at August 31, 2002 and 2001 were $52,904 and $22,736, respectively. As of August 31, 2002 the defined benefit pension plan is funded in accordance with ERISA.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001




NOTE 12. DEFINED BENEFIT PENSION PLAN (CONTINUED)

   The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 2002 and 2001.


                                                                                                 2002               2001
                                                                              ------------------------------------------------
Actuarial present value of benefit obligations:                                             $ 241,904          $ 261,567
------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date
                                                                                              241,904            261,567
Plan assets at fair value                                                                     177,558            225,345
------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation below (in excess of) plan assets
                                                                                               64,346             36,222
Unrecognized net gain from past experience different from that assumed and effect of changes in assumptions
                                                                                               62,853             64,526
Prior service cost not yet recognized in net periodic pension cost
                                                                                              (46,438)           (48,761)
Unrecognized net obligation at date of initial application of FAS-87
                                                                                              (27,857)           (29,251)
------------------------------------------------------------------------------------------------------------------------------
(Prepaid) accrued cost                                                                      $  52,904          $  22,736
==============================================================================================================================

Net pension cost for 2002 and 2001 includes the following components:
     Service cost - benefits earned during the period                                       $  30,649          $  32,621
     Interest cost on projected benefit obligation                                             13,896             14,714
     Actual return on plan assets                                                             (14,934)           (50,498)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                                  557             30,252
------------------------------------------------------------------------------------------------------------------------------
Net periodic pension costs                                                                  $  30,168          $  27,089
==============================================================================================================================


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

                                                        AUGUST 31, 2002 AND 2001



NOTE 14.  FOREIGN SUBSIDIARY

   In March 1999, the Company established HTF, Ltd., a new subsidiary, located in St. Thomas, Ontario, Canada. HTF, Ltd. services a major customer by arranging various automotive tubing parts in a specific order as requested by its customers. The parts used are manufactured and sold by Knusaga Corporation, its parent corporation. During the year ended August 31, 2002, HTF, Ltd. closed its plant in St. Thomas and ceased operations.

NOTE 15.  LEASE OBLIGATION

The Company leases a facility in Imlay City, Michigan for its seat track operations. The lease requires minimum monthly payments of $3,721 in addition to property taxes, insurance and maintenance. The lease expires January, 2003.

Total rents paid during the years ended August 31, 2002 and 2001 were $71,539 and $117,992, respectively.

Future minimum lease obligations under all operating leases are as follows:

                        August 31, 2003                                 $ 18,605
                        August 31, 2004                                      -0-
                        August 31, 2005                                      -0-
                        August 31, 2006                                      -0-
                        August 31, 2007                                      -0-
                                                                ---------------------
                                                                        $ 18,605
                                                                =====================

NOTE 16.  SEGMENTAL DATA

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the years ended August 31, 2002 and 2001.

                                                              TUBING                     SEAT TRACK                    TOTAL
                                                       2002           2001           2002          2001          2002          2001
                                              --------------------------------------------------------------------------------------
External Revenue                                  5,400,528      6,446,981      4,322,237     2,841,278     9,722,765     9,288,259
Intersegment Revenue                                    -0-            -0-         38,258           -0-        38,258           -0-
Interest Revenue                                        -0-            -0-            -0-           -0-           -0-           -0-
Interest Expense                                    130,295        207,402             44           921       130,339       208,323
Depreciation and Amortization                       248,379        309,708         61,718        60,722       310,097       370,430
Profit (Loss)                                      (694,847)    (1,114,868)       912,779       483,151       217,932      (631,717)
Total Assets                                      3,393,361      3,928,223        829,119     1,107,682     4,222,480     5,035,905
Expenditures for Long-Lived Assets                  136,098         41,534          3,850         1,607       139,948        43,141

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001



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

     During the years ended August 31, 2002 and 2001, five customers accounted for 97% and 96%, respectively, of the Company's tubing segment net sales. One customer accounted for 62% and 66%, respectively, of net sales.

     During the years ended August 31, 2002 and 2001, three customers accounted for 92% and 98%, respectively, of the Company's seat track segment net sales. One customer accounted for 63% and 88%, respectively, of net sales. In September 2002, this customer discontinued buying from the Company causing a substantial decrease in sales. The Company expects to replace these sales with the addition of a new customer and increased sales to its existing customers.

NOTE 17.  INVESTMENT IN OTHER ENTITIES

A. In October 2000, the Company entered into a joint venture (Modular Tubes Systems S.A. de C.V., a Mexico Corporation) (MTS) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing primarily for Ford Motor Company. The Company owns 50% of the joint venture. During the years ended August 31, 2002 and 2001, the Company invested $12,835 and $84,990, respectively, including the assignment of its note receivable of $30,959 from its joint venture partner. The Company accounts for its investment in MTS using the equity method of accounting. A summary of financial information for MTS is as follows:

                                                                             2002              2001
                                                                     -------------------------------------
     Current Assets                                                      $ 42,058              $  0
     Noncurrent Assets                                                     99,982           169,980
                                                                     -------------------------------------
         Total Assets                                                     142,040           169,980
                                                                     -------------------------------------
     Current Liabilities                                                    5,069               -0-
     Noncurrent Liabilities                                                   -0-               -0-
                                                                     -------------------------------------
         Total Liabilities                                                  5,069               -0-
                                                                     -------------------------------------
     Shareholders' Equity                                                $136,971          $169,980
                                                                     =====================================
     Company's Equity Investment                                         $113,810          $ 84,990
                                                                     =====================================


Revenues or expenses during the years ended August 31, 2002 was $37,317 and 5,069, respectively. MTS had no revenues and expenses during the year ended August 31, 2001. Net income for year ended August 31, 2002 was $31,970.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        AUGUST 31, 2002 AND 2001




NOTE 17.  INVESTMENT IN OTHER ENTITIES - CONTINUED

B. In May 2001, the Company formed a limited liability company (Sport Vehicles, LLC, a Michigan limited liability company) (SV), with the Company's president. SV manufactures kits used to modify motorcycles into Indy-style three-wheel vehicles. During the years ended August 31, 2002 and 2001, the company contributed $-0- and $14,599, respectively in cash and materials. The Company has a 33% ownership. The Company accounts for its investment in SV using the equity method of accounting. A summary of financial information for SV is as follows:

                                                                                              2002                       2001
                                                                                  --------------------------------------------------
     Current Assets                                                                        $ 37,808                   $ 45,338
     Noncurrent Assets                                                                          -0-                        -0-
                                                                                  --------------------------------------------------
         Total Assets                                                                        37,808                     45,338
                                                                                  --------------------------------------------------
     Current Liabilities                                                                      7,422                     14,841
     Noncurrent Liabilities                                                                     -0-                        -0-
                                                                                  --------------------------------------------------
         Total Liabilities                                                                    7,422                     14,841
                                                                                  --------------------------------------------------
     Partners' Capital                                                                     $ 30,386                   $ 30,497
                                                                                  ==================================================
     Company's Equity Investment                                                           $ 12,136                   $ 14,301
                                                                                  ==================================================

                                                                                              2002                       2001
                                                                                  --------------------------------------------------
     Revenues                                                                              $ 31,072                   $ 15,902
     Cost of Goods Sold                                                                      30,319                     13,921
                                                                                  --------------------------------------------------
         Gross Profit                                                                      $    753                   $  1,981
                                                                                  ==================================================
     Operating Loss                                                                        $ (6,560)                  $   (894)
                                                                                  ==================================================
     Operating Cash Flow                                                                   $(19,186)                  $ (6,480)
                                                                                  ==================================================
     Net Loss Available
        to members                                                                         $ (6,560)                  $   (894)
                                                                                  ==================================================
     Company's Equity Loss                                                                 $ (2,165)                  $   (298)
                                                                                  ==================================================



NOTE 18.  CONVERSION OF SHAREHOLDER DEBT TO STOCK

As discussed in Notes 4,6 and 10, the company had outstanding as of August 31, 2002 principal and accrued interest on notes payable to various directors, officers, shareholders and their affiliates in the amounts of $407,253 and $601,242 respectively. On November 13, 2000, the company's board of directors approved in principle authorization of additional shares of common stock and issuance of shares to these directors, officers, shareholders and their affiliates in satisfaction of this debtedness. On May 15, 2002, the Company issued an exchange agreement to convert the principal and accrued interest to additional shares of common stock. As of August 31, 2002, not all signed documents have been received and no stock has been issued. Once all signed documents have been received, the exchange will be done with an effective date of May 15, 2002. Therefore, the Company has stopped accruing interest as of May 15, 2002.

NOTE 19.  RE-CAPITALIZATION OF COMPANY

In May 2002, the company authorized 24,000,000 shares of new $.001 par value common stock and converted all its outstanding shares of existing $.01 par value common stock and $1.00 stated value preferred stock in exchange for 7,175,000 shares of its newly authorized common stock.