Form 10QSB
period 2002-11-30
KNUSAGA CORP
filed 2003-01-17
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 2002

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

Shares of Common Stock Par Value $.001, outstanding: 7,175,000.

RESULTS OF OPERATIONS

Net sales decreased 31.4% in the first quarter of the fiscal year ending August 2003 to $1,598,184 from $2,330,072 a year ago. This is a result of lost market share to competitors in both the truck tubing and seat track business segments.

As a result of the 31.4% reduction in sales versus the year ago quarter, the registrant had an operating loss of $18,144 offset by a gain on the sale of equipment of $53,749 resulting in an after tax profit of $23,514 in the first quarter of the 2003 fiscal year versus a profit of $45,137 in the first quarter a year ago. For the same reason cost of sales increased to 86.9% in the first quarter of fiscal 2003 from 82.5% in the first quarter of fiscal 2002, and selling, general and administrative expenses decreased 29.0% to $205,880 in the first quarter of fiscal 2002 versus $289,810 in the year ago quarter.

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The tubing business services the heavy truck market and the seat track business services the recreational vehicle market. Below is summarized segmental data for the three months ended November 30, 2002 and 2001.

                                 TUBING                   SEAT TRACK                   TOTAL
                          2002          2001           2002         2001        2002         2001
                        ---------     ---------      ---------    --------    ---------    ---------
External Revenue        1,130,982     1,505,852       467,202      824,220    1,598,184    2,330,072

Intersegment Revenue            0             0             0            0            0            0

Profit (loss)             (13,569)      (63,974)       37,083      109,111       23,514       45,137

LIQUIDITY AND SOURCES OF CAPITAL

Operations during the quarter produced $499,824 of cash, equipment sales provided $59,895 and there was a reduction in bank debt of $248,959 resulting in a positive cash flow of $264,638 for the quarter. The Company's agreements with its bank lender currently mature January 31, 2003.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2002


ASSETS                                            November 30, 2002
CASH                                                 $  400,166

ACCOUNTS RECEIVABLE                                  $  546,105
ACCOUNTS RECEIVABLE -- OTHER                         $  143,558

INVENTORIES                                          $  675,287
PREPAID EXPENSE                                      $   38,776

     TOTAL CURRENT ASSETS                            $1,803,893

NET PROPERTY, PLANT AND EQUIPMENT                    $1,792,239

OTHER ASSETS
     DEPOSITS                                             7,050
     INVESTMENTS IN JOINT VENTURES                      126,066
     GOODWILL, NET OF AMORTIZATION                        4,147

     TOTAL ASSETS                                    $3,733,395

LIABILITIES

ACCOUNTS PAYABLE                                     $  258,505
NOTES PAYABLE                                        $  851,273
ACCRUED LIABILITIES                                  $  809,037

     TOTAL CURRENT LIABILITIES                       $1,918,815

LONG TERM DEBT                                       $  442,403
DEFERRED TAXES                                           57,300

TOTAL LIABILITIES                                    $2,418,518

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.001 per share authorized
7,175,000 shares issued and outstanding              $    7,175

ADDITIONAL PAID-IN CAPITAL                           $  604,190

RETAINED EARNINGS                                    $  703,512

     TOTAL STOCKHOLDERS EQUITY                       $1,314,877

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                             $3,733,395

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2002 AND NOVEMBER 30, 2001


                                                                     (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                       NOVEMBER 30, 2002     NOVEMBER 30, 2001
NET SALES                                                 $ 1,598,184           $ 2,330,072

COST OF GOODS SOLD                                        $ 1,388,591           $ 1,921,752
                                                                                -----------

     GROSS PROFIT                                         $   209,593           $   408,320

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              $   205,880           $   289,810

MISC. INCOME (EXPENSE)                                    $    31,892          ($    36,555)
                                                                                -----------

     INCOME (LOSS) BEFORE TAXES                           $    35,605           $    81,955

PROVISION FOR FEDERAL INCOME TAXES                        $    12,091           $    36,818
                                                                                -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS                     $    23,514           $    45,137

EXTRAORDINARY ITEMS:                                             $-0-                  $-0-

     TAX BENEFIT OF OPERATING LOSS CARRYFORWARD
                                                          -----------           -----------
     NET INCOME                                           $    23,514           $    45,137

PAR SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                                  7,175,000             7,000,000
                                                                 .003                  .006

THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION. THESE FINANCIAL STATEMENTS SHOULD BE READ IN CONNECTION WITH THE FOOTNOTES THAT ARE A PART OF THE COMPANY'S AUDITED FINANCIAL STATEMENTS CONTAINED IN ITS MOST RECENTLY FILED ANNUAL REPORT ON FORM 10KSB.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2002 AND NOVEMBER 30, 2001


                                                           (UNAUDITED)
                                                        THREE MONTHS ENDED

                                              NOVEMBER 30, 2002   NOVEMBER 30, 2001
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,      $  23,514          $  45,137
EXCHANGE LOSS
NON-CASH EXPENSE INCLUDED IN NET INCOME            $  73,182          $  67,154
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                           $ 623,111          $ 124,497
     INVENTORIES                                   $  25,035         ($  26,944)
     REFUNDABLE TAXES                                                 $  40,718
     PREPAID EXPENSES                              $  18,622         ($   2,984)
     OTHER ASSETS                                                         3,529

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                             ($ 155,294)        ($ 192,375)
     ACCRUED LIABILITIES                          ($ 108,346)         $  97,601

     NET CASH PROVIDED BY (USED FOR)               $ 499,824          $ 156,333
     OPERATING ACTIVITIES

INVESTING ACTIVITIES
   PURCHASES OF EQUIPMENT                         ($  46,002)         $   7,061
   PROCEEDS FROM SALE OF EQUIPMENT                    59,895
   INVESTMENT IN JOINT VENTURES                         (120)        ($  16,002)


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      13,773         ($   8,941)

FINANCING ACTIVITIES
     PAYMENT OF NOTES                             ($ 248,959)        ($ 157,694)






INCREASE (DECREASE) IN CASH                        $ 264,638         ($  10,302)
BALANCE AT BEGINNING OF PERIOD                     $ 135,528          $  62,753


BALANCE AT END OF PERIOD                           $ 400,166          $  52,451

         FORWARD LOOKING STATEMENTS

         Certain sections of this quarterly report contain statements reflecting the Registrant's views about its future performance and constitute "forward-looking" statements" under the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "will," "anticipate," "estimate," "expect," "intends," or similar words. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Registrant's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors in the United States and abroad, including changes in general economic conditions, competitive market conditions and pricing pressures, relationships with key customers, industry consolidation of vehicle and truck suppliers, shifts in distribution, currency exchange rates and other factors discussed in the Registrant's other filings with the Securities and Exchange Commission, may affect the Registrant's performance. The Registrant undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Supplemental Item. Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the registrant's Chief Executive Officer and Chief Financial Officer believe the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the registrant in this report is accumulated and communicated to the registrant's management,, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNUSAGA CORPORATION                        KNUSAGA CORPORATION




By:        James G. Musser                 By:           Jerry Luptak
    ------------------------------            ----------------------------------
      Director/President                        Vice President and Principal
      (Principal Executive Officer              Financial Officer
      and Controller)



Dated:     January 17, 2003                Dated:      January 17, 2003
      ----------------------------               -------------------------------

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, James G. Musser, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of KnuSaga Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003


/s/ James G. Musser
-----------------------------
James G. Musser
Chief Executive Officer

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION

I, Jerry Luptak, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of KnuSaga Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003


/s/ Jerry Luptak
-----------------------------
Jerry Luptak
Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002