Form 10QSB
period 2003-02-28
KNUSAGA CORP
filed 2003-04-09
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 28, 2003

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

                                 X  YES     NO
                                ----    ----

Shares of Common Stock Par Value $.001, outstanding:  7,175,000.

RESULTS OF OPERATIONS

The Company's operations are classified into two principal reportable segments, tubing and seat tracks, that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

Combined net sales declined 48.1% in the second quarter ending February 28, 2003 of the fiscal year ending August 2003 to $1,161,447 from $2,236,530 a year ago.

Sales for the tubing segment in the second quarter decreased by 26.9% to $811,332 from $1,109,651 a year ago. The heavy truck market, served by our tubing segment, is entering the third year of a sharp decline from traditional levels, however the decline in this quarter, compared to a year ago, is the result of business lost to a competitor because of pricing pressures only partially offset by business from new customers.

In the second quarter sales in the seat track segment, which serves the Class A motorhome market, declined 68.9% to $350,115 from $1,126,879 a year ago. This is a result of the registrant's major customer switching to a newer, lower cost product from a competitor. The registrant has delivered prototypes of a new seat track design to two major potential customers. This new design could enter production in time for the 2004 model motorhome production which begins in the Fall of this year.

For the six months ending February 28, 2003, combined sales declined 39.6% to $2,759,631 from $4,566,602 in the year ago period for the same reasons as stated above.

The registrant operated at a loss of $81,346 in the second quarter of the 2003 fiscal year ending February 28, 2002 versus a profit of $49,246 in the year ago period as a result of the decreased sales revenue. For the six months ending February 28, 2003, the loss was $57,832 versus a profit of $98,788 in the year ago period.

Below is summarized segmental data for the second quarters and six months ending February 28, 2003 and February 28, 2002.


-----------------------------------------------------------------------------------------------------------
2ND QTR                        TUBING                      SEAT TRACK                     TOTAL
-----------------------------------------------------------------------------------------------------------
                         2003           2002          2003           2002          2003          2002
-----------------------------------------------------------------------------------------------------------
REVENUE                811,322       1,109,651       350,115      1,126,879      1,161,447     2,236,530
-----------------------------------------------------------------------------------------------------------
PROFIT                (102,100)       (138,601)       20,754        187,847        (81,346)       49,246
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
6 MONTHS                       TUBING                      SEAT TRACK                     TOTAL
-----------------------------------------------------------------------------------------------------------
                         2003           2002          2003           2002          2003          2002
-----------------------------------------------------------------------------------------------------------
REVENUE               1,942,314      2,615,503       817,317      1,951,099      2,759,631     4,566,602
-----------------------------------------------------------------------------------------------------------
PROFIT                 (115,669)      (198,170)       57,837        296,958        (57,832)       98,788
-----------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses decreased 34.9% in the second quarter ending February 28, 2003, to $189,028 from $290,323 in the year ago period as a result of major expense reductions in response to the decreased sales. For the six months ending February 28, 2003, these expenses decreased 32.2% to $394,901 from $582,368 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

The Registrant has a $1,250,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage on all of the Registrant's assets. This line of credit is due January 1, 2004. As of February 28, 2003, the outstanding balance was $244,761 and the applicable interest rate was 4.75%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                              KNUSAGA CORPORATION
                           BALANCE SHEET (UNAUDITED)
                    FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

ASSETS                                               February 28, 2003            February 28, 2002
CASH                                                    $   188,113                 $   125,893

ACCOUNTS RECEIVABLE                                     $   552,726                 $ 1,642,032
ACCOUNTS RECEIVABLE - OTHER                             $   177,056                 $     6,133

INVENTORIES                                             $   683,753                 $ 1,097,514
REFUNDABLE TAXES                                                                    $         0
PREPAID EXPENSES                                        $    83,195                 $    81,811
                                                        -----------                 -----------

     TOTAL CURRENT ASSETS                               $ 1,684,843                 $ 2,953,376

NET PROPERTY AND EQUIPMENT                              $ 1,737,539                 $ 1,911,129

OTHER ASSETS
  DEPOSITS                                              $     7,050                 $     7,050
  INVESTMENT IN JOINT VENTURES                          $   126,066                 $   110,987
  GOODWILL, NET OF AMORTIZATION                         $     4,646                 $     5,650
                                                        -----------                 -----------
    TOTAL OTHER ASSETS                                  $   137,764                 $   123,687
                                                        -----------                 -----------

TOTAL ASSETS                                            $ 3,560,146                 $ 4,988,192
                                                        ===========                 ===========

LIABILITIES

ACCOUNTS PAYABLE                                        $   231,481                 $   552,477
NOTES PAYABLE                                           $   849,200                 $ 1,405,500
ACCRUED LIABILITIES                                     $   794,361                 $ 1,207,212
                                                        -----------                 -----------

     TOTAL CURRENT LIABILITIES                          $ 1,875,042                 $ 3,165,189

LONG TERM DEBT                                          $   394,273                 $   633,898

DEFERRED TAXES                                          $    57,300                 $    36,500
                                                        -----------                 -----------

TOTAL LIABILITIES                                       $ 2,326,615                 $ 3,835,587

STOCKHOLDERS EQUITY

STOCK                                                   $     7,175                 $    70,000
PREFERRED STOCK                                                                     $   175,000
ADDITIONAL PAID IN CAPITAL                              $   604,190                 $   366,365
RETAINED EARNINGS                                       $   622,166                 $   648,583
NOTE RECEIVABLE SHAREHOLDER                                                        ($   107,343)
                                                        -----------                 -----------

TOTAL SHAREHOLDERS' EQUITY                              $ 1,233,531                 $ 1,152,605
                                                        -----------                 -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 3,560,146                 $ 4,988,192
                                                        ===========                 ===========

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                      FOR THREE AND SIX MONTH PERIOD ENDED
                     FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                                        (UNAUDITED)                          (UNAUDITED)
                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               FEBRUARY 28,        FEBRUARY 28,         FEBRUARY 28,        FEBRUARY 28,
                                                  2003                2002                 2003                2002

NET SALES                                      $ 1,161,447         $ 2,236,530         $ 2,759,631         $ 4,566,602

COST OF GOODS SOLD                             $ 1,083,609         $ 1,809,613         $ 2,472,200         $ 3,724,727
                                               -----------         -----------         -----------         -----------

     GROSS PROFIT                              $    77,838         $   426,917         $   287,431         $   841,875

SELLING, GENERAL AND ADMINISTRATIVE            $   189,028         $   290,323         $   394,901         $   582,368
EXPENSES

MISC. INCOME (EXPENSE)                        ($    12,248)       ($    23,692)        $    19,644        ($    60,246)
                                               -----------         -----------         -----------         -----------

     INCOME (LOSS) BEFORE TAXES               ($   123,431)        $   112,902        ($    87,826)        $   199,261

PROVISION FOR FEDERAL INCOME TAXES            ($    42,085)        $    63,656        ($    29,994)        $   100,473
                                               -----------         -----------         -----------         -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS         ($    81,346)        $    49,246        ($    57,832)        $    98,788

EXTRAORDINARY ITEMS:                           $         0                $-0-         $         0         $         0


                                               -----------         -----------         -----------         -----------

NET INCOME                                     ($   81,346)        $    49,246         ($   57,832)        $    98,788

PAR SHARE OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                       7,175,000           7,000,000           7,175,000           7,000,000
                                                    (0.011)              0.007              (0.008)              0.013


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF REGISTRANT'S MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION. THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FOOTNOTES WHICH ARE A PART OF REGISTRANT'S AUDITED FINANCIAL STATEMENTS CONTAINED IN REGISTRANT'S MOST RECENTLY FILED ANNUAL REPORT ON FORM 10KSB.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                        THREE AND SIX MONTHS PERIOD ENDED
                     FEBRUARY 28, 2003 AND FEBRUARY 28, 2002


                                                                    (UNAUDITED)                      (UNAUDITED)
                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED

                                                               FEBRUARY         FEBRUARY        FEBRUARY         FEBRUARY
                                                               28, 2003         28, 2002        28, 2003         28, 2002

NET INCOME                                                    ($  81,346)       $  49,246      ($  57,832)       $  98,788

DEPRECIATION & AMORTIZATION                                    $  72,229        $  87,487         145,411        $ 145,566

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                      ($  40,119)      ($ 230,716)      $ 582,992       ($ 106,219)
     INVENTORIES                                              ($   8,466)      ($  60,037)      $  16,569       ($  86,981)
     REFUNDABLE TAXES                                                                                            $ 205,566
     PREPAID EXPENSES                                         ($  44,418)      ($  26,696)     ($  25,796)      ($  37,211)
     OTHER ASSETS                                                               $     501                        $   3,529


INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                         ($  27,024)      ($   2,404)     ($ 182,318)      ($ 163,235)
     ACCRUED LIABILITIES                                      ($  14,676)       $ 451,436      ($ 123,022)       $ 344,040

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES              ($ 143,820)       $ 268,817       $ 356,004        $ 403,843

INVESTMENT ACTIVITIES
     PURCHASES OF EQUIPMENT                                   ($  18,030)      ($   8,768)     ($  64,032)      ($   1,708)
     PROCEEDS FROM SALE OF EQUIPMENT                                                            $  59,895
     INVESTMENT IN JOINT VENTURES                                              ($   5,459)     ($     120)       $  11,696

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES              ($  18,030)      ($  14,227)     ($   4,257)      ($  13,404)

FINANCING ACTIVITIES
     PAYMENT OF NOTES                                         ($  50,203)      ($ 181,148)     ($ 299,162)      ($ 327,299)


CASH USED FOR FINANCING ACTIVITIES                            ($  50,203)      ($ 181,148)     ($ 299,162)      ($ 327,299)

NET INCREASE (DECREASE)                                       ($ 212,053)       $  73,442       $  52,585        $  63,140

BEGINNING CASH                                                 $ 400,166        $  52,451       $ 135,528        $  62,753

ENDING CASH                                                    $ 188,113        $ 125,893       $ 188,113        $ 125,893

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

                                 KNUSAGA CORPORATION



                                 By:                    James Musser
                                         ---------------------------------------
                                         President, Duly Authorized Officer and
                                         Principal Accounting Officer


                                 Dated:            April 8, 2003
                                         ---------------------------------------

         FORWARD LOOKING STATEMENTS

         Certain sections of this quarterly report contain statements reflecting the Registrant's views about its future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of terminology such as "will," anticipate," "estimate," "expect," intends," or similar words. These views involve risks and uncertainties that are difficult to predict and, accordingly, the Registrant's actual results may differ materially from the results discussed in such forward-looking statements. Readers should consider that various factors in the United States and abroad, including changes in general economic conditions, competitive market conditions and pricing pressures, relationships with key customers, industry consolidation of vehicle and truck suppliers, shifts in distribution, currency exchange rates and other factors discussed in the Registrant's other filings with the Securities and Exchange Commission, may affect the Registrant's performance. The Registrant undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

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

KNUSAGA CORPORATION                        KNUSAGA CORPORATION

By:         James G. Musser                By:            Jerry Luptak
     ----------------------------------         --------------------------------
       Director/President                       Vice President and Principal
       (Principal Executive Officer             Financial Officer
       and Controller)

Dated:           April 8, 2003             Dated:          April 8, 2003
        -------------------------------            -----------------------------

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
                                 ---------------

I, James G. Musser, certify that:

         1) I have received this quarterly report on Form 10-QSB of KnuSaga Corporation;

         2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003

/s/ James G. Musser
-------------------------
James G. Musser
Chief Executive Officer

                               KNUSAGA CORPORATION
                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
                                -----------------


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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying office and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 8, 2003

/s/ Jerry Luptak
---------------------
Jerry Luptak
Chief Financial Officer

                               10-K EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002