Form 10QSB
period 2003-05-31
KNUSAGA CORP
filed 2003-07-02
CIK 225544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 2003

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

                                3578 S. VAN DYKE
                                ALMONT, MI 48003
              (Address of principal executive office and zip code)

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

Combined net sales declined 53.7% in the third quarter ending May 31, 2003 of the fiscal year ending August 2003 to $1,212,948 from $2,617,025 a year ago.

Sales for the tubing segment in the third quarter decreased by 39.1% to $873,052 from $1,433,001 a year ago. The heavy truck market, served by our tubing segment, is entering the third year of a sharp decline from traditional levels, however the decline in this quarter, compared to a year ago, is the result of business lost to a competitor because of pricing pressures only partially offset by business from new customers.

In the third quarter sales in the seat track segment, which serves the Class A motorhome market, declined 71.3% to $339,896 from $1,184,024 a year ago. This is a result of the registrant's major customer switching to a newer, lower cost product from a competitor. The registrant has delivered prototypes of a new seat track design to two major potential customers. This new design could enter production in time for the 2004 model motorhome production which begins in the Fall of this year.

 For the nine months ending May 31, 2003, combined sales declined 44.7% to $3,972,579 from $7,183,627 in the prior year the same reasons as stated above.

The registrant operated at a loss of $68,036 in the third quarter of the 2003 fiscal year ending May 31, 2003 versus a profit of $141,360 in the prior year as a result of the decreased sales revenue. For the nine months ending May 31, 2003, the loss was $110,870 versus a profit of $236,141 in the prior year.

Below is summarized segmental data for the third quarters and nine months ending May 31, 2003 and May 31, 2002.

-----------------------------------------------------------------------------------
                  TUBING                SEAT TRACK                   TOTAL
-----------------------------------------------------------------------------------
3RD QTR       2003      2002         2003        2002           2003       2002
-----------------------------------------------------------------------------------
REVENUE     873,052   1,433,001     339,896   1,184,024      1,212,948  2,617,025
-----------------------------------------------------------------------------------
PROFIT     (84,660)    (41,074)      16,624     182,434       (68,036)    141,360
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
9 MTHS
-----------------------------------------------------------------------------------
REVENUE   2,815,366   4,048,504   1,157,213   3,135,123      3,972,579  7,183,627
-----------------------------------------------------------------------------------
PROFIT    (184,329)   (243,251)      73,459     479,392      (110,870)    236,141
-----------------------------------------------------------------------------------


Selling, general and administrative expenses decreased 37.4% in the third quarter ending May 31, 2003 to $181,945 from $290,323 in the prior year as a result of cost reduction actions taken in response to the decreased sales. For the nine months ending May 31, 2003 selling, general and administrative expenses of $576,853 were virtually unchanged from $582,368 in the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

The Registrant has a $1,250,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage on all of the Registrant's assets. This line of credit is due January 1, 2004. As of May 31,2003, the outstanding balance was $244,761 and the applicable interest rate was 5.25%.

The Registrant believes that its present cash balances, its cash flow from operations and, to the extent necessary, bank borrowings are sufficient to fund its working capital and other investment needs.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                         MAY 31,2003 AND AUGUST 31, 2002




                                             31-May-03         31-Aug-02
ASSETS

CASH                                           78,277           330,214
ACCOUNTS RECEIVABLE                           534,688         1,528,066
ACCOUNTS RECEIVABLE-OTHER                     289,972             6,128
INVENTORIES                                   708,348         1,031,349
REFUNDABLE TAXES
PREPAID EXPENSES                              103,514           110,030
TOTAL CURRENT ASSETS                        1,714,799         3,005,787

NET PROPERTY AND EQUIPMENT                  1,699,589         1,846,924
OTHER ASSETS
DEPOSITS                                        7,150             7,051
INVESTMENTS IN JOINT VENTURES                 126,066           111,285
GOODWILL, NET OF AMORTIZATION                   4,648             5,149
TOTAL OTHER ASSETS                            137,648           123,485

TOTAL ASSETS                                3,552,252         4,976,196

LIABILITIES
ACCOUNTS PAYABLE                              341,153           368,663
NOTES PAYABLE                                 847,123         1,352,944
ACCRUED LIABILITIES                           781,292         1,343,263
TOTAL CURRENT LIABILITIES                   1,969,568         3,064,870

LONG TERM DEBT                                344,891           584,867
DEFERRED TAXES                                                   36,500
TOTAL LIABILITIES                           2,371,759         3,686,237

STOCKHOLDER EQUITY
STOCK                                           7,175            70,000
PREFERRED STOCK                                                 175,000
ADDITIONAL PAID IN CAPITAL                    604,190           366,365
RETAINED EARNINGS                             569,128           785,937
NOTE RECEIVABLE SHARE HOLDER                                   (107,343)
TOTAL SHAREHOLDER EQUITY                    1,180,493         1,289,959

TOTAL LIABILITIES & SHAREHOLDER             3,552,252         4,976,196
EQUITY

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2003 AND MAY 31, 2002


                                  3 MONTHS ENDED              9 MONTHS ENDED
                             5/31/03       5/31/02       5/31/03       5/31/02

NET SALES                   1,212,948     2,617,025     3,972,579     7,183,627
COST OF GOODS SOLD          1,129,669     2,034,541     3,601,869     5,762,519
GROSS PROFIT                   83,279       582,484       370,710     1,421,108

SELLIN, GENERAL &             181,945       332,714       576,846       915,844
ADMINISTRATIVE EXPENSES
MISC INCOME (EXPENSE)          19,823       (25,296)       38,465       (85,536)
INCOME (LOSS) BEFORE          (78,843)      224,474      (167,671)      419,728
TAXES

FED INCOME TAXES              (10,807)       83,114       (56,801)      183,587
NET INCOME BEFORE             (68,036)      141,360      (110,870)      236,141
EXTRAORDINARY ITEMS
                                               -                          -
NET INCOME                    (68,036)      141,360      (110,870)      236,141

AVERAGE SHARES              7,175,000     7,000,000     7,175,000     7,000,000
OUTSTANDING
EARNINGS PER SHARE             (0.009)        0.020        (0.015)        0.034




The Financial Statements included in this report reflect all the adjustments, which, in the opinion of Registrant's management, are necessary for fair presentation. The Financial Statements should be read in conjunction with the footnotes which are a part of Registrant's Audited Financial Statements contained in Registrant's most recently Filed Annual Report on Form 10KSB.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2003 AND MAY 31, 2002



                                        3 MONTHS ENDED              9 MONTHS ENDED
                                     5/31/03     5/31/02         5/31/03       5/31/02
NET INCOME                         (110,870)     141,360        (110,870)      236,141

DEPRECIATION                         84,457       55,620         207,622       210,566
GAIN ON SALE OF ASSETS                                           (76,398)

(INCREASE)DECREASE IN
ACCTS RECEIVABLE                    488,114      113,971         488,114         7,752
INVENTORIES                          (8,026)      66,165          (8,026)      (20,816)
REFUNDABLE TAXES                                                               205,566
PREPAID EXPENSES                    (46,115)     (31,470)        (46,115)      (65,430)
OTHER ASSETS                           (100)        (262)           (100)        3,528

INCREASE(DECREASE) IN
ACCOUNTS PAYABLE                    (72,646)    (183,815)        (72,646)     (347,049)
ACCRUED LIABILITIES                 136,091)     156,239        (136,091)      480,091

CASH PROVIDED BY (USED FOR)         198,723      317,808         245,490       710,349
OPERATING ACTIVITIES

INVESTMENT ACTIVITIES
PURCHASE OF EQUIP'T                  94,767        9,462         (42,258)       (2,002)
SALE OF EQUIPMENT                                                 90,258
INVESTMENT IN JOINT                    (120)      (1,174)           (120)      (11,994)
VENTURES

CASH PROVIDED BY                     94,647        8,288          47,880       (13,996)
(USED FOR) INVESTING
ACTIVITIES

FINANCING ACTIVITIES
PAYMENT OF NOTES                   (350,621)    (121,768)       (350,621)     (428,892)

CASH USED FOR                      (350,621)    (121,768)       (350,621)     (428,892)
FINANCINB ACTIVITIES

NET INCREASE                         (57251)     204,328         (57,251)      267,461
(DECREASE)
BEGINNING CASH                      135,528      125,893         135,528        62,753
ENDING CASH                          78,277      330,221          78,277       330,214

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


KNUSAGA CORPORATION                                             KNUSAGA CORPORATION

By:      James G. Musser                                     By:       Jerry Luptak
       --------------------------------------------                   -----------------------------------------------
       Director/President                                              Vice President and Principal Financial Officer
       (Principal Executive Officer and Controller)

Dated:     July 2, 2003                                         Dated:    July 2, 2003
       --------------------------------------------                   -----------------------------------------------

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

Date:  July 2, 2003

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

Date:  July 2, 2003

/s/ Jerry Luptak
---------------------
Jerry Luptak
Chief Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.           DESCRIPTION



EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002