Form 10KSB
period 2003-08-31
KNUSAGA CORP
filed 2003-11-26
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For fiscal year ended August 31, 2003 Commission File No. 0-7795

                               KNUSAGA CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            NEVADA                                              38-3601122
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                    3578 S. Van Dyke, Almont, Michigan 48003
               --------------------------------------------------
              (Address of Principal Executive Office and Zip Code)

Registrant's telephone number, including area code: (810) 798-2402

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
                                 --------------
                                (Title of Class)

Number of shares of common stock outstanding as of August 31, 2003:  10,862,773

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

Registrant's revenue for fiscal year ended August 31, 2003:  $5,301,842.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.
          -----------------------

     Knusaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 2003, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

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

     During the years ended August 31, 2003 and 2002, five customers accounted for 88% and 97%, respectively, of the Registrant's tubing segment sales. One customer accounted for 59% and 62%, respectively, of tubing sales. In the fiscal year started September 1, 2003 it is expected that this customer will increase its purchases from the Registrant.

     During the years ended August 31, 2003 and 2002, two customers accounted for 83% and 82%, respectively, of the Registrant's seat track sales. In the fiscal year started September 2003, one of these customers will discontinue buying from the Registrant causing a substantial decrease in sales. The Registrant expects to replace these sales with the addition of a new customer.

     Alpha Tube and United Industries are Registrant's largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which are generally for four weeks of projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.

     The Registrant is a tier one supplier to Freightliner, Ford, Volvo, Orion Bus, Blue Bird, and Thomas Bus and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule.

     The Registrant's customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, customer purchase orders represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.

     Registrant's firm order backlog is just ten to fifteen working days.

     There are several competitors in the truck metal tube fabricating business, with Tube Specialties being Registrant's major competitor for Freightliner's truck tube business, Imperial Group being Registrant's major competitor for Volvo's truck tube business, and Northern Tube being Registrant's major competitor for Ford's medium truck business. Truck suppliers compete on the basis of price, quality, technology and on-time delivery.

     The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. During fiscal 2002 the Registrant began direct marketing of its seat track products replacing the previous distributor. The Registrant has continued direct marketing of these products.

     R&D expenditures for the last two fiscal years were $70,811 in 2003 and $88,850 in 2002.

     The Registrant has 75 employees.

     The Registrant does not do any promotional advertising. The Registrant does not own any patents or trademarks which are material to its business.

Item 2. DESCRIPTION OF PROPERTY
        -----------------------

     The Registrant owns a manufacturing building with attached office space and an attached warehouse located on 10 acres of land at 3578 South Van Dyke Road, Almont, Michigan. Registrant had previously been leasing office space in said facility from Hydraulic Tubes and Fittings, Inc., and acquired ownership of the entire facility when Hydraulic Tubes and Fittings, Inc., was merged into the Registrant. The Registrant leases a facility in Imlay City, MI which it uses for the production of seat tracks. The registrant's Almont facility is encumbered by a mortgage which secures repayment of Registrant's bank indebtedness. See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of this indebtedness.

     Registrant owns certain fabricating equipment, which is used for the fabrication of steel, aluminum, and copper tubes and certain assembly equipment and tooling which is used for the production of power seat tracks.

Item 3.  LEGAL PROCEEDINGS
         -----------------

     Registrant is not currently involved in any pending material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Not applicable.

                                    PART II.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          ---------------------------------------------
          RELATED SECURITY HOLDING MATTERS
          --------------------------------

     5 (a) The principal market for the Registrant's common stock is the over-the-counter market. Due to the infrequent trading of Registrant's stock, no quotations are available.

     5 (b) As of August 31, 2003, there were approximately 1,592 shareholders of record of Registrant's common stock.

     5 (c) Registrant has not paid any dividends in the past two (2) years. The Registrant is not under any legal restrictions imposed by its Articles of Incorporation, Bylaws, express covenants in loan agreements or other obligations to third parties with regard to dividend payments, although payment of dividends is indirectly limited by the Registrant's obligations in its loan agreements to maintain a minimum tangible net worth and a maximum leverage ratio of liabilities to tangible net worth. The Registrant does not anticipate the payment of any cash dividends in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

     6(a) Net sales for the fiscal year ended August 31, 2003, declined by $4,420,423 or 45% from the year ended August 31, 2002 as a result of declines in both the Truck Tubing and Seat Track business segments.

     Truck tubing sales were $3,766,487 in fiscal 2003 versus $5,400,528 in 2002, a decline of $1,634,041 or 30%. This reduction is a result of the loss of a major portion of business with its primary customer to a competitor. Sales to this customer will improve in fiscal 2004 due to successful bids on new business. Additional business with new customers is also expected in 2004

     The seat track line of business saw a sharp $2,786,882 decline in sales in 2003 to $1,535,355 from $4,322,237 in 2002 or 64%. This was a result of losing its major customer to a competitor. A new joint program with a major supplier to the Recreation Industry will begin in fiscal 2004.

     With the large reduction in sales, cost of goods sold as a percentage of sales increased due to fixed expenses to 92% in fiscal 2003 versus 82% in fiscal 2002. Selling, general, and administrative expenses in fiscal year 2003 decreased $697,302 to $754,915, or 48%, compared to $1,452,217 in fiscal 2002.

     With the drastic sales reduction in fiscal 2003 the Registrant posted a loss of $250,094 compared to a net income of $130,202 in fiscal 2002. The Truck Tubing segment had a pre tax loss of $514,931 in 2003 compared to a loss of $694,847 in 2002. Pre tax income of the Seat Track segment dropped $742,100 to $170,679 in fiscal 2003 compared to $912,779 in fiscal 2002, or 81%.

     Inventories in 2003 were reduced by $92,617, or 13%, compared to fiscal 2002 as a result of the lower level of sales.

     6(b) Liquidity and Capital Resources. The reduction in inventories and payables in fiscal 2003 compared to fiscal 2002, offset by a reduction in receivables, and the conversion of $380,403 in shareholder debt and $541,541 in accrued interest to equity in fiscal 2003, improved working capital from a $178,501 deficit in 2002 to a positive $609,257 in 2003.

     The Registrant has a term loan with Standard Federal Bank payable in monthly installments of $16,546, including interest at 3.25% above Libor, through May 2006. The term loan is secured by all assets of the Registrant. At August 31, 2003 the principal amount of the term loan was $478,066 and the interest rate was 5.35%.

     The Registrant has a $1,250,000 line of credit with Standard Federal Bank with interest payable monthly at said bank's prime rate plus 1%. The line of credit is payable on demand and is secured by all assets of the Registrant and the principal is due January 1, 2004. At August 31, 2003 the outstanding balance was $354,761 and the applicable interest rate was 5.0%. The Registrant expects to invest $175,000 in Fiscal 2004 for tooling on a new seat track product. The Registrant expects to fund this investment through increased borrowings on its line of credit.

     FORWARD LOOKING STATEMENTS
     --------------------------

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

Supplemental Item.     Controls and Procedures
                       -----------------------

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

Item 7.   FINANCIAL STATEMENTS
          --------------------

     The report of independent auditors and consolidated financial statements included on pages 10 through 29 of the annual financial report for the year ended August 31, 2003 and 2002 are incorporated herein by reference.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     No response required.


                                    PART III.


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          -------------------------------------------------------------------
          SECTION 16(a) OF THE EXCHANGE ACT
          ---------------------------------

              NAME                   AGE                   POSITION
              ----                   ---                   --------

          James G. Musser, Jr.       68               Director/President
          Jerry D. Luptak            81      Director/Vice President Finance and
                                                       General Counsel
          Harold Beznos              65          Director/Secretary-Treasurer


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


Items 10
and 12.   EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
          -------------------------------------------------
          AND RELATED TRANSACTIONS.

     In the fiscal years ending August 31, 2001, 2002, and 2003 Mr. Musser was paid salaries of $63,460, $75,000, and $100,000 respectively. During the fiscal years 2001 and 2002, Mr. Musser was not working full-time for the Registrant.
His salary for these years was adjusted appropriately. None of the other directors or officers received any direct or indirect remuneration during the fiscal years ended August 31, 2002 and 2003, and none is anticipated in the fiscal year ending August 31, 2004.

     On May 15, 2002, the Registrant reached an agreement in principal with Messrs. Luptak, Musser, Beznos and Knudsen and Trusts for these individuals or their family members' benefit, to exchange indebtedness of the Registrant held by them for shares of the Registrant's common stock at a rate of $0.25 of indebtedness for each share of common stock. No interest was paid by the Registrant during fiscal year 2002 or 2003 on any of this indebtedness.

     Pursuant to this May 15, 2002 agreement, on August 28, 2003 the Registrant issued 3,687,733 shares of its common stock in exchange for principal of $380,403.10 and accrued interest of $541,540.67. Relatives of Mr. Knudsen still hold an aggregate of $26,850.00 of the Registrant's indebtedness and $62,373 of accrued interest, and Mr. Knudsen still holds $20,791 of accrued interest.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

       11(a)

             Title
              Of                  Name and Address of                   Amount and Nature
             Class                 Beneficial Owner                    of Beneficial Owner              % of Class
             -----                 ----------------                    -------------------              ----------

            Common               James G. Musser, Jr. (1)                  729,864 shares                   6.6%
             Stock               7475 Pinehurst Circle
                                 Birmingham, MI  48010


            Common               Lorraine A. Musser  (1)                   722,617 shares                   6.5%
             Stock               7475 Pinehurst Circle
                                 Birmingham, MI  48010

            Common               Frieda Applebaum, as trustee of the     2,488,626 shares                  22.3%
             Stock               Beznos Family Irrevocable Trust
                                 U/A/D February 2, 1976(2)
                                 31731 Northwestern Hwy.
                                 Farmington Hills, MI  48334

            Common               Mayfair Associates Limited              2,775,382 shares                  24.9%
             Stock               Partnership (3)
                                 c/o 31731 Northwestern Hwy.
                                 Ste. 250W
                                 Farmington Hills, MI  48334

            Common               Bank One Trust Company, N.A. (4)          562,402 shares                   5.0%
             Stock               611 Woodward
                                 Detroit, MI  48226

            Common               Jerry Luptak                              793,227 shares                   7.1%
             Stock               c/o The Beztak Companies
                                 31731 Northwestern Highway,
                                 Suite 250W
                                 Farmington Hills, MI 48334

            Common               Harold Beznos                             684,541 shares                   6.1%
             Stock               c/o The Beztak Companies
                                 31731 Northwestern Highway,
                                 Suite 250W
                                 Farmington Hills, MI 48334

            Common               Paola M. Luptak Revocable Trust           552,704 shares                   5.0%
             Stock               c/o 4700 N.W. Boca Raton Blvd.,
                                 4th Floor
                                 Boca Raton, FL 33431

            Common               Copperfield Associates                    980,205 shares                   8.8%
             Stock               c/o The Beztak Companies
                                 31731 Northwestern Highway,
                                 Suite 250W
                                 Farmington Hills, MI 48334

                                                       -8-

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

As a group, the officers and directors own 2,207,632 shares of Registrant's common stock, representing 19.8% of all outstanding common stock. These shares do not include shares owned by Mr. Musser's wife as to which he disclaims beneficial ownership.

Item 13   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     13a. Financial Statement Schedules

          For Fiscal Years Ended August 31, 2003 and 2002
          -----------------------------------------------

          1) Accountant's opinion for years ended August 31, 2003 and 2002.

          2) Balance Sheet for the years ended August 31, 2003 and 2002.

          3) Statement of Income for years ended August 31, 2003 and 2002.

          4) Statement of Stockholder's Equity for years ended August 31, 2003 and 2002.

          5) Statement of Cash Flows for years ended August 31, 2003 and
             2002.

          6) Notes to Financial Statements for years ended 2003 and 2002.

     13b. Reports on Form 8-K
          -------------------

          None

     13c. Exhibits
          --------

          31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

          31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KNUSAGA CORPORATION



                                            By:  /s/  Jerry Luptak
                                               --------------------------------
                                                      Jerry Luptak
                                                      Vice President


                                            Dated: November 21, 2003
                                                  -----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:  /s/  James G. Musser                          Date:    November 24, 2003
   ------------------------------------
          James G. Musser
          Director/President
          (Principal Executive Officer
          and Controller)


By:  /s/  Jerry D. Luptak                          Date:    November 24, 2003
   ------------------------------------
          Jerry Luptak
          Director
          Vice President, Finance and
          General Counsel
          (Principal Financial Officer)

By:  /s/  Harold Beznos                            Date:    November 24, 2003
   ------------------------------------
          Harold Beznos
          Director Secretary-Treasurer

                       KNUSAGA CORPORATION AND SUBSIDIARY
                       D.B.A. HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 2003 AND 2002

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
================================================================================





                                TABLE OF CONTENTS
                                -----------------


Independent Auditors' Report..................................................13

Consolidated Balance Sheets................................................14-15

Consolidated Statements of Income.............................................16

Consolidated Statements of Stockholders' Equity...............................17

Consolidated Statements of Cash Flows.........................................18


Notes to Consolidated Financial Statements.................................19-34

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Knusaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Knusaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

FREEDMAN & GOLDBERG, CPA'S, P.C.





-----------------------------------
Farmington Hills, Michigan
October 27, 2003

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                         2002-
                                                             2003    As Restated
                                                         ----------   ----------
Current Assets
      Cash                                               $   49,916   $  135,528
      Accounts Receivable - Trade, net of Allowance
         for Doubtful Accounts of $-0-                      671,693    1,247,178
      Notes Receivable                                      204,940       65,596
      Accrued Interest Receivable                             2,446          -0-
      Inventories                                           607,705      700,322
      Refundable Income Taxes                                62,763          -0-
      Prepaid Expenses                                       51,438       57,399
      Deferred Tax Asset                                     47,600          -0-
                                                         ----------   ----------
          Total Current Assets                            1,698,501    2,206,023
                                                         ----------   ----------
Property, Plant and Equipment, Net                        1,664,793    1,878,813
                                                         ----------   ----------
Other Assets
     Deposits                                                 7,050        7,050
     Investments in Other Entities                          110,356      125,946
     Intangible Assets, Net                                  60,961       16,090
                                                         ----------   ----------
     Total Other Assets                                     178,367      149,086
                                                         ----------   ----------
         Total Assets                                    $3,541,661   $4,233,922
                                                         ==========   ==========


The accompanying notes are an integral part of the financial statements.
================================================================================



                                                           KNUSAGA CORPORATION AND SUBSIDIARY
                                                          D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                  CONSOLIDATED BALANCE SHEETS
=============================================================================================

                                                               As of August 31, 2003 and 2002





                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    2002-As
                                                                         2003       Restated
                                                                      ----------   ----------
Current Liabilities
     Accounts Payable - Trade                                         $  314,409   $  413,799
     Current Maturities of Long-Term Debt                                570,007    1,053,342
     Accrued Expenses                                                    342,719      928,825
                                                                      ----------   ----------
     Total Current Liabilities                                         1,227,135    2,395,966
                                                                      ----------   ----------
Other Liabilities
     Long-Term Debt - Less Current Maturities                            300,859      489,293
                                                                      ----------   ----------
     Total Other Liabilities                                             300,859      489,293
                                                                      ----------   ----------
Deferred Taxes                                                            63,600       57,300
                                                                      ----------   ----------
         Total Liabilities                                             1,591,594    2,942,559
                                                                      ----------   ----------
Stockholders' Equity
     Common Stock,$.001 Par Value, 24,000,000 Shares
       Authorized, 11,137,000 and 7,175,000 issued and outstanding,
        respectively                                                      10,863        7,175
     Additional Paid-In Capital                                        1,522,446      604,190
     Retained Earnings                                                   416,758      679,998
                                                                      ----------   ----------

    Total Stockholders' Equity                                         1,950,067    1,291,363
                                                                      ----------   ----------
     Total Liabilities and Stockholders' Equity                       $3,541,661   $4,233,922
                                                                      ==========   ==========


The accompanying notes are an integral part of the financial statements.
=============================================================================================

                                                                                      Page 15

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                   For the Years Ended August 31, 2003 and 2002



                                                                       2002-As
                                                       2003           Restated
                                                    -----------     -----------
Sales, Net                                          $ 5,301,842     $ 9,687,751
Cost of Sales                                         4,900,427       7,869,008
                                                    -----------     -----------
Gross Profit                                            401,415       1,818,743
Selling, General and Administrative Expenses            754,305       1,445,050
                                                    -----------     -----------
Operating Income (Loss)                                (352,890)        373,693
                                                    -----------     -----------
Other Income (Expense)
    Interest Income                                       9,431             -0-
   Interest Expense                                     (73,214)       (130,339)
    Miscellaneous Income                                 13,964           9,147
    Gain (Loss) on Sale of Asset                         83,926           6,874
   Income (Loss) from Joint Venture                     (44,805)         13,820
                                                    -----------     -----------
     Total Other Income (Expense)                       (10,698)       (100,498)
                                                    -----------     -----------
Income (Loss) Before Income Taxes                      (363,588)        273,195
Income Taxes Expense (Benefit)                         (100,958)         87,730
                                                    -----------     -----------

Income (Loss) From Continuing Operations               (262,630)        185,465
Loss From Discontinued Operations,
  Net of Income Taxes                                      (610)        (55,263)
                                                    ===========     ===========
Net Income                                          $  (263,240)    $   130,202
                                                    ===========     ===========

Earnings Per Share
  Income From Continuing Operations                 $      (.03)    $       .03
  Income From Discontinued Operations                       .00            (.01)
                                                    -----------     -----------
Net Income Per Share                                $      (.03)    $       .02
                                                    ===========     ===========


The accompanying notes are an integral part of the financial statements.
================================================================================



                                                                KNUSAGA CORPORATION AND SUBSIDIARY
                                                               D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==================================================================================================

                                                      For the Years Ended August 31, 2003 and 2002




                                                             Additional                   Note
                                    Common      Preferred     Paid-In      Retained     Receivable
                                    Stock         Stock       Capital      Earnings      Officer
                                  ----------    ----------   ----------   ----------    ----------
Balance, August 31, 2001          $   70,000    $  175,000   $  366,365   $  549,796    $(107,343)
Repayment of Loans                       -0-           -0-          -0-          -0-      107,343
Re-capitalization of common and
 preferred stock                     (62,825)     (175,000)     237,825          -0-           -0-
Net Income for the Year Ended
  August 31, 2002                        -0-           -0-          -0-      130,202           -0-
                                  ----------    ----------   ----------   ----------    ----------
Balance, August 31, 2002               7,175           -0-      604,190      679,998           -0-
Exchange of Shareholder Debt
  for common stock                     3,962           -0-      986,414          -0-           -0-
Net Loss For the Year
 Ended August 31, 2003                   -0-           -0-          -0-     (263,240)          -0-
                                  ----------    ----------   ----------   ----------    ----------
Balance, August 31, 2003          $   11,137    $      -0-   $1,590,604   $  416,758    $      -0-
                                  ==========    ==========   ==========   ==========    ==========


                          The accompanying notes are an integral part of the financial statements.
==================================================================================================

                                                                                           Page 17



                                               KNUSAGA CORPORATION AND SUBSIDIARY
                                              D.B.A. HYDRAULIC TUBES AND FITTINGS
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================

                                     For the Years Ended August 31, 2003 and 2002



                                                         2003           2002
                                                      -----------    -----------
Cash Flows From Operations
    Net Income (Loss) From Continuing Operations      $  (262,630)   $   185,465
    Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
     Bad Debts                                                206        195,214
     Depreciation and Amortization                        275,516        308,778
      (Gain) Loss on Sale of Asset                        (83,926)        (6,874)
      (Income) Loss From Joint Venture                     44,805        (13,820)
       (Increase) Decrease In:
       Accounts Receivable                                575,279        197,823
       Accrued Interest Receivable                         (2,446)           -0-
       Inventories                                         92,617        310,211
       Refundable Income Taxes                            (62,763)       205,566
       Prepaid Expenses                                     5,961        (12,799)
       Deferred Tax Asset                                 (47,600)           -0-
       Intangible Assets                                  (44,871)       (11,442)
     Increase (Decrease) In:
       Accounts Payable                                   (99,390)      (295,772)
       Accrued Expenses                                   (44,565)        68,900
       Deferred Taxes                                       6,300         20,800
                                                      -----------    -----------
       Net Cash Provided By Continuing Operations         352,493      1,152,050
                                                      -----------    -----------
       Net Cash Provided By Discontinued Operations          (610)       (50,758)
                                                      -----------    -----------
     Net Cash Provided By Operating Activities            351,883      1,101,292
                                                      -----------    -----------
Cash Flows From Investing Activities
    Equipment Purchases                                   (72,679)      (139,948)
    Proceeds From Sale of Assets                           95,109         10,332
    Proceeds From Notes Receivable                         96,113            -0-
    Payments For Notes Receivable                        (264,315)       (61,998)
    Investment in Joint Ventures                             (357)       (12,835)
                                                      -----------    -----------
         Net Cash Used For Investing Activities          (146,129)      (204,449)
                                                      -----------    -----------
Cash Flows From Financing Activities
    Proceeds From Debt                                    110,000            -0-
    Principal Payments on Debt                           (401,366)      (824,068)
                                                      -----------    -----------
     Net Cash Provided By (Used For) Financing
         Activities                                      (291,366)      (824,068)
                                                      -----------    -----------

Increase (Decrease) in Cash                               (85,612)        72,775
Balance, September 1                                      135,528         62,753
                                                      -----------    -----------
Balance, August 31                                    $    49,916    $   135,528
                                                      ===========    ===========


         The accompanying notes are an integral part of the financial statements.
=================================================================================

                                                                          Page 18

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002



Note 1.  Summary of Significant Accounting Policies
---------------------------------------------------

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

     C. Concentration of Credit Risk - Substantially all of the accounts receivable are from four major customers, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

     D. Revenues - The Company recognizes revenue from automotive tubes and seat tracks upon shipment.

     E. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $275,516 and $308,093 for the years ended August 31, 2003 and 2002, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

          G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 2003 and 2002 consisted of the following:

                                                 2003         2002
                                             --------     --------
                   Raw Material              $320,464     $372,371
                   Work in Process            136,435      197,351
                   Finished Goods             150,806      130,600
                                             --------     --------
                                             $607,705     $700,322
                                             ========     ========

--------------------------------------------------------------------------------
                                                                         Page 19

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 1.  Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

     H. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements. The Company had no impairment of assets during the years ended August 31, 2003 and 2002.

     I. Major Suppliers - At August 31, 2003 and 2002 50% and 54%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential risk pertaining to the major suppliers.

          At August 31, 2003 and 2002, 69% and 67%, respectively of the accounts payable - trade was to five major suppliers of seat track components.

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


Note 2.  Prepaid Expenses

     The following is a detail of the prepaid expenses as of August 31, 2003 and 2002:

                                                          2003             2002
                                                        -------          -------
Prepaid Insurance                                       $43,524          $44,523
Prepaid Taxes                                             7,914           12,876
                                                        -------          -------
     Total Prepaid Expenses                             $51,438          $57,399
                                                        -------          -------


--------------------------------------------------------------------------------



                                                                      KNUSAGA CORPORATION AND SUBSIDIARY
                                                                     D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
========================================================================================================

                                                                                August 31, 2003 and 2002


Note 3.  Property and Equipment

     The major components of property and equipment are as follows:

                                                                                    2003         2002
                                                                                 ----------   ----------
     Land                                                                        $   24,847   $   24,847
     Land Improvements                                                               19,158       19,158
     Buildings and Improvements                                                   1,496,910    1,496,910
     Machinery and Equipment                                                      2,258,788    2,327,985
     Furniture and Fixtures                                                         164,061      164,061
     Transportation Equipment                                                       117,391      145,037
     Obligations Under Capital Leases                                               134,898      134,898
                                                                                 ----------   ----------
                                                                                  4,216,053    4,312,896
     Less:  Accumulated Depreciation                                              2,551,260    2,434,083
                                                                                 ----------   ----------
     Net Property and Equipment                                                  $1,664,793   $1,878,813
                                                                                 ==========   ==========


Note 4. Intangible Assets

Intangible assets at August 31, 2003 and 2002 consisted of the following:

                                                        Amortization Period
     Amortized Intangibles                                                          2003         2002
                                                        -------------------      ----------   ----------
     Goodwill                                                      7 Years       $   14,000   $   14,000

     Accumulated Amortization                                                         9,352        9,352
                                                                                 ----------   ----------
     Balance, net                                                                     4,648        4,648

     Unamortized Pension Benefit
       Obligation From Transition And Prior Service
     Cost(See Note 13)                                                               56,313       11,442
                                                                                 ----------   ----------
                                                                                 $   60,961   $   16,090
                                                                                 ==========   ==========

Amortization expenses on goodwill for the years end August 31, 2003 and 2002 was $-0- and $2,004, respectively.

Effective September 1, 2002, the Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).
Under SFAS 142, the Company's goodwill is deemed to have an indefinite useful life; therefore, the Company ceased amortization effective September 1, 2002.
The Company determined that the carrying amount of its goodwill did not exceed its fair market and that no impairment loss on its goodwill has been realized during the year ended August 31, 2003. A reconciliation of reported net income for the years ended August 31, 2003 and 2002 to the net income that would have been reported had the provisions of SFAS 142 been applied to all periods presented is as follows:

                                       21



                                                                      KNUSAGA CORPORATION AND SUBSIDIARY
                                                                     D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
========================================================================================================

                                                                                August 31, 2003 and 2002


Note 4. Intangible Assets (Continued)

                                                                                    2003         2002
                                                                                  ---------    ---------
Reported Net Income (Loss)                                                        $(250,094)   $ 130,202
Goodwill Amortization                                                                   -0-        2,004
                                                                                  ---------    ---------

Adjusted Net Income (Loss)                                                        $(250,094)   $ 132,206
                                                                                  =========    =========


Note 5.  Accrued Expenses

     The following is a detail of the current accrued expenses as of August 31,
2003 and 2002
                                                                                       2003         2002
                                                                                  ---------    ---------
Accrued Insurance                                                                 $  21,381    $  20,698
Accrued Interest - Other                                                              3,622        5,781
Accrued Interest - Related Parties                                                   83,164      601,242
Accrued Payroll                                                                      59,959       86,766
Accrued Payroll - Officers                                                              -0-       17,829
Accrued and Withheld Payroll Taxes                                                   15,902        9,090
Accrued Pension Benefit Cost                                                         53,165       52,904
Accrued Minimum Pension Liability                                                    56,313       11,442
Accrued Professional Fees                                                            27,300       29,350
Accrued Income Taxes                                                                    -0-       59,100
Accrued Taxes - Other                                                                21,913       34,623
                                                                                  ---------    ---------
Total Current Accrued Expenses                                                    $ 342,719    $ 928,825
                                                                                  =========    =========


   Note 6.  Notes Receivable
                                                                                       2003         2002
                                                                                  ---------    ---------

Notes receivable from related companies, through common ownership at 6% per annum. The notes are unsecured and due on demand
                                                                                  $ 164,692    $  59,274
Non-interest bearing note receivable from a joint venture partner. The Note is unsecured and due on demand

Non-interest bearing note receivable from                                             3,224        6,322
A joint venture partner, net of $28,858 of loss joint venture allocated against loan - See Note 18.  The Note is unsecured and due
on demand


                                                                                     37,024          -0-
                                                                                  ---------    ---------

                                                                                  $ 204,940    $  65,596
                                                                                  =========    =========

                                                   22



                                                                           KNUSAGA CORPORATION AND SUBSIDIARY
                                                                          D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
=============================================================================================================

                                                                                     August 31, 2003 and 2002


Note 7.  Notes Payable and Obligations Under Capital Leases

     Notes payable and obligations under capital leases consist of the following:

                                                                                         2003         2002
                                                                                      ----------   ----------
A. Notes payable - directors, officers, shareholders and their affiliates, bearing interest at 12% per annum. The notes are payable on demand and are unsecured. Loans totaling $265,000 have been subordinated to the bank. (See
Note 18)
                                                                                      $   26,850   $  407,253

B. $1,500,000 Line of Credit - Bank, interest payable in monthly installments at the lender's prime rate plus 1%. Principal is due January 1, 2004. Note is secured by all the assets of the Company. The interest rate at August 31, 2003 was 5.0%

                                                                                         354,761      444,761

C. Loan Payable - Chrysler Financial Company, payable in monthly installments of
$695, through August, 2003, including interest at .9%. Secured by transportation equipment
                                                                                             -0-        8,302

D. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,282 through May, 2004 including interest at 7.88%. Secured by the machinery
                                                                                          11,189       25,119

E. Loan Payable - Bank, payable in monthly installments of $16,546 including, interest at 3.25% above Libor, through May 2006. The note is secured by all the assets of the Company. The interest rate at August 31, 2003 was 5.35%
                                                                                         478,066      657,200
                                                                                      ----------   ----------
     Total                                                                               870,866    1,542,635
     Amounts due within one year                                                         570,007    1,053,342
                                                                                      ----------   ----------
                                                                                      $  300,859   $  489,293
                                                                                      ==========   ==========


     The debt and capital lease maturities for the next five years are as follows:

                   August 31, 2004                                 $570,007
                   August 31, 2005                                  186,999
                   August 31, 2006                                  113,860
                   August 31, 2007                                      -0-
                   August 31, 2008                                      -0-
                                                                   --------
                                                                   $870,866
                                                                   ========


                                       23

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 7.  Continued

     Interest expense for the years ended August 31, 2003 and 2002 totaled $73,214 and $130,339, respectively.

     Interest expense on obligations under capital leases for the years ended August 31, 2003 and 2002 was $1,460 and $2,512, respectively. Depreciation expense of equipment held under capital leases for the years ended August 31, 2003 and 2002 was $4,311 and $14,400, respectively.

Note 8.  Loan Covenants

     Under the terms of the loan agreement with the bank the Company must maintain certain restrictive financial covenants, including: 1) maintaining certain minimum levels of tangible net worth; and 2) maintaining a debt leverage ratio. The Company was in compliance with its covenants.

Note 9.  Per Share Computation

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The weighted average number of shares used in computing net income per share was 7,205,310 and 7,175,000 for the years ended August 31, 2003 and 2002, respectively.

Note 10.  Income Taxes

     The provision for income taxes consists of the following components:

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


                                                         2003           2002
                                                       ---------      ---------
Current:
         Current Due (Refundable)                      $ (59,658)     $  66,930
         Deferred                                        (41,300)        20,800
                                                       ---------      ---------
                  Net Tax Expense (Benefit)            $(100,958)     $  87,730
                                                       =========      =========

     Differences between income taxes calculated using federal statutory income tax rate of 34% and the provision for income taxes were as follows:

                                                            2003           2002
                                                       ---------      ---------
Income (Loss) Before Income Taxes                      $(364,197)     $ 217,932
                                                       =========      =========
Statutory Federal Income Tax                           $(123,827)     $  74,097
State Income Tax, Net of Federal Benefit                    (517)         5,271
Foreign Losses Not Benefited                                 610         18,789
Losses From Joint Ventures Not Benefited                   8,830            736
Non-deductible Expenses                                    1,484          1,335
Other, Net                                                12,462        (12,498)
                                                       ---------      ---------

  Total                                                $(100,958)     $  87,730
                                                       =========      =========


Note 10.  Income Taxes (Continued)

     During the year ended August 31, 2003, the Company incurred a net operating loss for federal income tax purposes of $289,979, which it has elected to carry-back to prior years resulting in a tax refund of $58,900. The Company has an unutilized net operating loss carryforward of $95,937 which will expire August 31, 2023

     Deferred taxes are detailed as follows:
                                                          2003           2002
                                                       ---------      ---------
Deferred Income Tax Liability - Depreciation           $  63,600      $  79,250
                                                       ---------      ---------
Deferred Income Tax Assets
     Accrued Expenses                                     15,000         21,950
   Net Operating Loss Carry-forward                       32,600            -0-
Valuation Allowance                                          -0-            -0-
                                                       ---------      ---------
Net Deferred Income Tax Asset                             47,600         21,950
                                                       ---------      ---------
Net Deferred Income Taxes                              $  16,000      $  57,300
                                                       =========      =========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 11.  Related Party Transaction

As disclosed in Note 7 to the financial statements, certain directors, officers, shareholders and their affiliates are major creditors of the Company. Amounts due as of August 31, 2003 and 2002 totaled $26,850 and $407,253, respectively. Interest accrued on these notes at August 31, 2003 and 2002 totaled $83,164 and $601,242, respectively. Interest expense accrued for the years ended August 31, 2003 and 2002 was $23,462 and $34,545, respectively. On August 28, 2003, the Company issued common stock in lieu of payment of accrued interest due and related debt. See Note 19.

During the year ended August 31, 2002, the loan due from a shareholder in the amount of $107,143 was repaid via the assignment of a note receivable due to the shareholder from a related company, through common ownership. As of August 31, 2002, this note receivable was deemed uncollectible and was written off.



Note 12. Cash Flow Disclosures

     Interest and income taxes paid during the years ended August 31, 2003 and 2002 were as follows:

                                                  2003               2002
                                                --------           --------
              Interest                          $ 51,911           $101,359
                                                ========           ========
              Income Taxes                      $ 64,352           $  3,136
                                                ========           ========

Note 12. Cash Flow Disclosures (Continued)

     Interest income and income taxes received during the years ended August 31, 2003 and 2002 was as follows:

                                                  2003               2002
                                                --------           --------
Interest                                        $  6,985           $    -0-
                                                ========           ========
Income Taxes                                    $    -0-           $202,472
                                                ========           ========


     During the year ended August 31, 2003, the Company issued 3,687,773 shares of its common stock in lieu of repayment of outstanding notes and accrued interest to certain directors, officers and shareholders amounting to $380,403 and $541,541, respectively.


Note 13. Defined Benefit Pension Plan

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 2003 and 2002 was $36,479 and $30,168, respectively. Pension contributions accrued to the plan at August 31, 2003 and 2002 were $53,165 and $52,904, respectively. As of August 31, 2003 the defined benefit pension plan is funded in accordance with ERISA.



                                                                 KNUSAGA CORPORATION AND SUBSIDIARY
                                                                D.B.A. HYDRAULIC TUBES AND FITTINGS
                                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===================================================================================================

                                                                           August 31, 2003 and 2002


     The following table sets forth the plan's funded and amounts recognized in the Company's statement of financial position at August 31, 2003 and 2002.

                                                                               2003         2002
                                                                             ---------    ---------
Actuarial present value of benefit obligations:                              $ 244,089    $ 241,904
                                                                             ---------    ---------
Projected benefit obligation for service rendered to date                      244,089      241,904
Plan assets at fair value                                                      134,611      177,558
                                                                             ---------    ---------
Projected benefit obligation below (in excess of) plan assets                  109,478       64,346

Unrecognized net gain from past experience different from that assumed and
     effect of changes in assumptions                                           14,265       62,853

Prior service cost not yet recognized in net periodic pension cost             (44,115)     (46,438)

Unrecognized net obligation at date of initial application of FAS-87           (26,463)     (27,857)
                                                                             ---------    ---------
(Prepaid) accrued cost                                                       $  53,165    $  52,904
                                                                             =========    =========
Note 13. Defined Benefit Pension Plan (Continued)
                                                                                  2003         2002
                                                                             ---------    ---------
Minimum Pension Liability:

Projected benefit obligation below (in excess of) plan assets                $ 109,478    $  64,346
Accrued Benefit Cost                                                           (53,165)     (52,904)
                                                                             ---------    ---------
    Additional Minimum Pension Liability                                     $  56,313    $  11,442
                                                                             ---------    ---------

Intangible Assets:
Unrecognized obligation from transition                                      $  26,463    $  27,857
Unrecognized prior service cost                                                 44,115       46,438
                                                                             ---------    ---------
Maximum Intangible Asset                                                     $  70,578    $  74,295
                                                                             =========    =========
Actual Intangible Asset (Lesser of Maximum
  Intangible Assets or Minimum Pension Liability)                            $  56,313    $  11,442
                                                                             =========    =========

Net pension cost for 2003 and 2002 includes the following components:
     Service cost - benefits earned during the period                        $  27,727    $  30,649
     Interest cost on projected benefit obligation                              15,564       13,896
     Expected return on plan assets                                            (10,529)     (14,934)
     Amortization of Actuarial Gains and Net Transition Asset
                                                                                 3,717          557
                                                                             ---------    ---------
Net periodic pension costs                                                   $  36,479    $  30,168
                                                                             =========    =========


                                                 27

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002



Note 14.  401K Profit Sharing Plan

     The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The company has no obligation to make any contributions to the plan.


Note 15.  Foreign Subsidiary

     In March 1999, the Company established HTF, Ltd., a new subsidiary, located in St. Thomas, Ontario, Canada. HTF, Ltd. services a major customer by arranging various automotive tubing parts in a specific order as requested by its customers. The parts used are manufactured and sold by Knusaga Corporation, its parent corporation. During the year ended August 31, 2002, HTF, Ltd. closed its plant in St. Thomas and ceased operations (See Note
     21).


Note 16.  Lease Obligation

     The Company leases a facility in Imlay City, Michigan for its seat track operations. The lease requires minimum monthly payments of $4,125, increasing to $4,200 in February 2004, in addition to property taxes, insurance and maintenance. The lease expires January, 2006.

     Total rents paid during the years ended August 31, 2003 and 2002 were $47,478 and $44,650, respectively.

Future minimum lease obligations under all operating leases are as follows:

                   August 31, 2004              $ 50,024
                   August 31, 2005                50,400
                   August 31, 2006                21,000
                   August 31, 2007                   -0-
                   August 31, 2008                   -0-
                                                --------
                                                $121,424
                                                ========



                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 17.  Segmental Data
------------------------

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the years ended August 31, 2003 and 2002.

                                                    Tubing                        Seat Track                         Total
                                             2003            2002            2003              2002          2003             2002
                                       ---------------------------------------------------------------------------------------------
External Revenue                        3,766,487       5,365,514       1,535,355         4,322,237     5,301,842        9,687,751
Intersegment Revenue                          -0-             -0-          14,655            38,258        14,655           38,258
Interest Revenue                            9,431             -0-             -0-               -0-         9,431              -0-
Interest Expense                           73,214         130,295             -0-                44        73,214          130,339
Depreciation and Amortization             219,857         248,379          55,659            61,718       275,516          310,097
Profit (Loss)                            (534,267)       (639,584)        170,679           912,779      (363,588)         273,195
Total Assets                            3,043,148       3,404,803         498,513           829,119     3,541,661        4,233,922
Expenditures for Long-Lived Assets
                                           12,029         136,098          60,650             3,850        72,679          139,948
Loss from Discontinued
  Operations                                 (610)        (55,263)           -0-               -0-           (610)         (55,263)


     The tubing segment derives its revenues from the sale of automotive tubing in the production process of the automobile industry. The seat track segment derives its revenues from the sale of adjustable seat tracks to recreation vehicle manufacturers and van converters.



Note 17.  Segmental Data (Continued)
------------------------------------

     The Company maintains separate records for each segment. The accounting policies applied by each of the segments are the same as those used by the Company in general.

     During the years ended August 31, 2003 and 2002, two and five customers accounted for 74% and 97%, respectively, of the Company's tubing segment net sales. One customer accounted for 64% and 62%, respectively, of net sales.

     During the years ended August 31, 2003 and 2002, two and three customers accounted for 83% and 92%, respectively, of the Company's seat track segment net sales. In September 2002, one customer who accounted for 63% of its net sales for the year ended August 31, 2002, discontinued buying from the Company causing a substantial decrease in sales.


                                       29

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 18.  Investment in Other Entities
--------------------------------------

A. In October 2000, the Company entered into a joint venture (Modular Tubes Systems S.A. de C.V., a Mexico Corporation) (MTS) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing primarily for Ford Motor Company. The Company owns 50% of the joint venture. During the years ended August 31, 2003 and 2002, the Company invested $-0- and $12,835, respectively. The Company accounts for its investment in MTS using the equity method of accounting. A summary of financial information for MTS is as follows:


                                                       2003              2002
                                                    ---------         ---------
 Current Assets                                     $  90,420         $  42,058
 Noncurrent Assets                                     99,320            99,982
                                                    ---------         ---------
     Total Assets                                     189,740           142,040
                                                    ---------         ---------
 Current Liabilities                                      -0-             5,069
 Noncurrent Liabilities                                   -0-               -0-
                                                    ---------         ---------
     Total Liabilities                                    -0-             5,069
                                                    ---------         ---------
 Shareholders' Equity                                 189,740         $ 136,971
                                                    =========         =========
 Company's Equity Investment                        $ 103,592         $ 113,810
                                                    =========         =========

                                                         2003              2002
                                                    ---------         ---------
Revenues                                            $  71,802         $  37,317
Cost of Goods Sold                                     18,353             5,069
                                                    ---------         ---------
    Gross Profit                                    $  53,449         $  32,248
                                                    =========         =========
Operating Income                                    $  20,170         $  31,970
                                                    =========         =========
Operating Cash Flow                                 $       1         $    (278)
                                                    =========         =========
Net Income Available
   to members                                       $  20,170         $  31,970
                                                    =========         =========
Company's Equity Income                             $  10,085         $  15,985
                                                    =========         =========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 18.  Investment in Other Entities (Continued)
--------------------------------------------------

B. In May 2001, the Company formed a limited liability company (Sport Vehicles, LLC, a Michigan limited liability company) (SV), with the Company's president. SV manufactures kits used to modify motorcycles into Indy-style three-wheel vehicles. During the years ended August 31, 2003 and 2002, the company contributed $-0- in cash and materials. The Company has a 33% ownership. The Company accounts for its investment in SV using the equity method of accounting. A summary of financial information for SV is as follows:

                                                       2003              2002
                                                     --------          --------
Current Assets                                       $ 18,755          $ 37,808
Noncurrent Assets                                         -0-               -0-
                                                     --------          --------
    Total Assets                                       18,755            37,808
                                                     --------          --------
Current Liabilities                                     3,646             7,422
Noncurrent Liabilities                                    -0-               -0-
                                                     --------          --------
    Total Liabilities                                   3,646             7,422
                                                     --------          --------
Partners' Capital                                    $ 15,109          $ 30,386
                                                     ========          ========
Company's Equity Investment                          $  6,764          $ 12,136
                                                     ========          ========

                                                         2003              2002
                                                     --------          --------
Revenues                                             $ 21,340          $ 31,072
Cost of Goods Sold                                     31,325            30,319
                                                     --------          --------
    Gross Profit                                       (9,985)         $    753
                                                     ========          ========
Operating Loss                                       $(16,277)         $ (6,560)
                                                     ========          ========
Operating Cash Flow                                  $  1,151          $(19,186)
                                                     ========          ========
Net Loss Available
   to members                                        $(16,277)         $ (6,560)
                                                     ========          ========
Company's Equity Loss                                $ (5,372)         $ (2,165)
                                                     ========          ========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


C. During the year ended August 31, 2003, the Company entered into a joint venture (Invisiguard, LLC, a Michigan limited liability company) (IVG) with an unrelated entity. IVG is testing and marketing a laminated glass product to be used in automobiles. The glass is a high intrusion projection glass which is harder to shatter compared to traditional tempered glass windows. The company has an exclusive distributor agreement with its supplier for a major automotive manufacturer. However, as of August 31, 2003, IVG has not secured any orders from any customers. During the years ended August 31, 2003 and 2002, the company contributed $490 and $-0- in cash. In addition, the Company also loaned $65,881 to IVG. The Company has a 49% ownership. The Company accounts for its investment in IVG using the equity method of accounting. A summary of financial information for SV is as follows:

                                                          2003           2002
                                                       ----------     ----------
Current Assets                                         $    6,922     $      -0-
Noncurrent Assets                                             -0-            -0-
                                                       ----------     ----------
    Total Assets                                            6,922            -0-
                                                       ----------     ----------
Current Liabilities                                        66,325            -0-
Noncurrent Liabilities                                        -0-            -0-
                                                       ----------     ----------
    Total Liabilities                                      66,325            -0-
                                                       ----------     ----------
Partners' Capital (Deficit)                            $  (59,403)    $      -0-
                                                       ==========     ==========
Company's Equity Investment                            $      -0-     $      -0-
                                                       ==========     ==========


                                                          2003           2002
                                                       ==========     ==========
Revenues                                               $      -0-     $      -0-
Cost of Goods Sold                                            -0-            -0-
                                                       ==========     ==========
    Gross Profit                                              -0-     $      -0-
                                                       ==========     ==========
Operating Loss                                         $  (59,893)    $      -0-
                                                       ==========     ==========
Operating Cash Flow                                    $  (65,881)    $      -0-
                                                       ==========     ==========
Net Loss Available
   to members                                          $  (59,893)    $      -0-
                                                       ==========     ==========
Company's Equity Loss                                  $  (29,348)    $      -0-
                                                       ==========     ==========

During the year ended August 31, 2003, the Company recognized $28,858 of its equity loss from IVG against its note receivable. See Note 6.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 19.  Conversion of Shareholder Debt to Stock
-------------------------------------------------

As discussed in Notes 5,7 and 11, the company had outstanding as of August 31, 2002 principal and accrued interest on notes payable to various directors, officers, shareholders and their affiliates in the amounts of $407,253 and $601,242 respectively. On November 13, 2000, the company's board of directors approved in principle authorization of additional shares of common stock and issuance of shares to these directors, officers, shareholders and their affiliates in satisfaction of this debtedness. On May 15, 2002, the Company issued an exchange agreement to convert the principal and accrued interest to additional shares of common stock. On August 28, 2003, the Company issued 3,687,773 shares of its $.001 par value common stock in lieu of payment of principal and accrued interest of $380,403 and $541,541, respectively, with an effective date of May 15, 2002.

In finalizing the exchange of stock, not all shareholders agreed to convert all their debt and accrued interest to stock. As of August 31, 2003, the Company still owed $26,850 and $83,164 of debt and accrued interest, respectively.

Note 20.  Re-Capitalization of Company
--------------------------------------

In May 2002, the company authorized 24,000,000 shares of new $.001 par value common stock and converted all its outstanding shares of existing $.01 par value common stock and $1.00 stated value preferred stock in exchange for 7,175,000 shares of its newly authorized common stock.

Note 21.  Discontinued Operations
---------------------------------

     During the year ended August 31, 2002, the Company's foreign subsidiary (HTF, Ltd.) discontinued its operations. This disposal has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of income and cash flows.

     Information relating to the discontinued operations of HTF, Ltd. for the years ended August 31, 2003 and 2002 is as follows:
                                                          2003           2002
                                                        --------      --------
Sales, net                                              $    -0-      $ 35,014
Cost of Sales                                                -0-        82,365
                                                        --------      --------
Gross Profit                                                 -0-       (47,351)
Selling, General and Administrative Expenses                 610         7,167
Operating Loss                                              (610)      (54,518)
                                                        --------       --------
Other Income (Expense)
  Miscellaneous Income                                       -0-          2,824
  Loss on Sale of Assets                                     -0-         (3,569)
                                                        --------       --------
     Total Other Income (Expense)                            -0-           (745)
                                                        --------       --------
Operating Income (Loss)                                 $   (610)      $(55,263)
                                                        ========       ========


     There were no assets and liabilities of the discontinued operations of HTF, Ltd. included in the accompanying consolidated balance sheets as of August 31, 2003 and 2002

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             D.B.A. HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2003 and 2002


Note 22.  Restatement of Financial Statements
---------------------------------------------

     The financial statements for August 31, 2003 have been restated to reflect the effect of discontinued operations discussed in Note 21 and intangible assets and additional minimum pension liability and discussed in Note 13.

Note 23.  Contingent Liability
------------------------------

     The Company is currently disputing a grievance filed by a former union employee regarding wrongful termination. The case is scheduled for arbitration. Should the Company lose its case, the former employee could be entitled to back pay of approximately $13,500. Management believes that the Company had reasonable cause and the termination will be upheld. Therefore, no accrual has been reflected in the financial statements.