Form 10QSB
period 2003-11-30
KNUSAGA CORP
filed 2004-01-13
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 2003

                          Commission File Number 0-7795

                               KNUSAGA CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                     NEVADA
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   38-3601122
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                                3578 S. VAN DYKE
                                ALMONT, MI 48803
               --------------------------------------------------
              (Address of principal executive office and zip code)

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

                                  X  YES       NO
                                -----     -----

Shares of Common Stock Par Value $.001, outstanding:  10,862,773.



RESULTS OF OPERATIONS

Net sales had a small 0.4% increase in the first quarter of the fical year ending August 2004 to $1,604,543 from $1,598,184 a year ago. The Registrant's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology stratigies. The tubing business segment services the heavy truck market and the seat track business segment services the recreational vehicle market. Below is summarized segmental data for the three months ended November
30, 2003 and 2002.

------------------------ --------------------------------- ----------------------------------- -----------------------------------
                                      Tubing                           Seat Track                            Total
------------------------ --------------------------------- ----------------------------------- -----------------------------------
                              2003             2002              2003              2002              2003              2002
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
   External Revenue        1,052,947        1,130,982          551,596           467,202           1,604543         1,598,184
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Intersegment Revenue          0                0                 0                 0                 0                 0
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
     Profit (loss)          (34,613)         (13,569)           74,320            37,083             39,707            23,514
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------

The tubing segment had a 6.9% decrease in net sales in the first quarter to $1,052,947 from $1,130,982 a year ago. This was a result of continuing increased competition at the Registrant's major customer. As a result of the drop in sales, net loss from the tubing segment in the first quarter dropped to $34,613 from $13,569 a year ago.

The seat track segment had an increase of 18.1% in net sales in the first quarter to $551,569 from $467,202 a year ago reflecting the improving recreational vehicle market, however this increase is not expected to continue because business has been lost to a competitor at the Registrant's major customer. The increase sales improved net income 100.4% in the first quarter to $74.320 from $37,083 a year ago.

Overall the Registrant's net income improved 66.2% in the first quarter to $39,707 from $23,514 a year ago. Contributing to the improvement in net income was a reduction of 14.1% in selling, general, and administrative costs in the first quarter to $165,888 from $205,880 a year ago.

LIQUIDITY AND SOURCES OF CAPITAL

The registrant has a $1,250,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage of all of the Registrant's assets. This line of credit is due January 15, 2004. As of November 30, 2003, the outstanding balance was $354,761.42 and the applicable interest was 5.0%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                                      -2-

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2003




ASSETS                                                         November 30, 2003

CASH                                                              $   86,777
ACCOUNTS RECEIVABLE                                               $  632,579
ACCOUNTS RECEIVABLE - OTHER                                       $  230,881
ACCRUED INTEREST RECEIVABLE                                       $    2,446
INVENTORIES                                                       $  657,517
REFUNDABLE TAXES                                                  $   42,689
PREPAID EXPENSE                                                   $   56,468
DEFERRED TAX ASSET                                                $   47,600
     TOTAL CURRENT ASSETS
                                                                  $1,756,957

NET PROPERTY, PLANT AND EQUIPMENT                                 $1,618,847

OTHER ASSETS
   DEPOSITS                                                       $    7,050
   INVESTMENT IN JOINT VENTURES                                   $  110,356
   INTANGIBLES                                                    $   60,961

     TOTAL ASSETS                                                 $3,554,171

LIABILITIES

ACCOUNTS PAYABLE                                                  $  344,484
NOTES PAYABLE                                                     $  566,350
ACCRUED LIABILITIES                                               $  332,400

     TOTAL CURRENT LIABILITIES                                    $1,243,234

LONG TERM DEBT                                                    $  257,563
DEFERRED TAXES                                                    $   63,600

TOTAL LIABILITIES                                                 $1,564,397

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.001 per share authorized
$10,863 10,862,773 shares issued and outstanding

ADDITIONAL PAID-IN CAPITAL                                        $1,522,446

RETAINED EARNINGS                                                 $  456,465

     TOTAL STOCKHOLDERS EQUITY                                    $1,989,774

     TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                          $3,554,171

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2003 AND NOVEMBER 30, 2002



                                                           (UNAUDITED)
                                                         THREE MONTHS ENDED

                                                    NOVEMBER 30,    NOVEMBER 30,
                                                       2003            2002

NET SALES                                          $  1,604,543    $  1,598,184


COST OF GOODS SOLD                                 $  1,361,816    $  1,388,591

     GROSS PROFIT                                  $    242,727    $    209,593

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       $    165,888    $    205,880

OPERATING INCOME
                                                   $     76,839    $      3,713

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE                                ($    11,005)   ($    17,152)
   MISC. INCOME                                    ($     6,053)   $        120
   GAIN ON SALE OF ASSET                                    -0-    $     48,924
TOTAL OTHER INCOME (EXPENSE)                       ($    17,058)   $     31,892

     INCOME (LOSS) BEFORE TAXES                    $     59,781    $     35,605

PROVISION FOR FEDERAL INCOME TAXES                 $     20,074    $     12,091
                                                   ------------    ------------


NET INCOME BEFORE EXTRAORDINARY ITEMS              $     39,707    $     23,514


EXTRAORDINARY ITEMS:                                       $-0-            $-0-

     TAX BENEFIT OF OPERATING
     LOSS CARRYFORWARD                                     --              --

     NET INCOME                                    $     39,707    $     23,514


PAR SHARE OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                           10,862,773       7,175,000
                                                           .004            .003


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT
REFLECT ALL ADJUSTMENTS, WHICH, IN THE OPINION OF
MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2003 AND NOVEMBER 30, 2002



                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED

                                                      NOVEMBER 30,  NOVEMBER 30,
                                                          2003          2002
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,          $  39,707     $  23,514
EXCHANGE LOSS
NON-CASH EXPENSE INCLUDED IN NET INCOME                $  62,025     $  73,182
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                               $  13,173     $ 623,111
     INVENTORIES                                       ($ 49,812)    $  25,035
         REFUNDABLE TAXES                              $  20,074     $  18,622
     PREPAID EXPENSES                                  ($  5,030)        - 0 -


INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                  $  30,075
     ACCRUED LIABILITIES                               ($ 10,319)    ($155,294)
                                                                     ($108,346

     NET CASH PROVIDED BY (USED FOR)                   $  99,893     $ 499,824
     OPERATING ACTIVITIES

INVESTING ACTIVITIES
   PURCHASES OF EQUIPMENT                              ($ 16,079)    ($ 46,002)
   PROCEEDS FROM SALE OF EQUIPMENT                         - 0 -     $  59,895
   INVESTMENT IN JOINT VENTURES                            - 0 -     ($    120)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       ($ 16,079)    $  13,773


FINANCING ACTIVITIES
     PAYMENT OF NOTES                                  ($ 46,953)    ($248,959)



INCREASE (DECREASE) IN CASH                            $  36,861     $ 264,638
BALANCE AT BEGINNING OF PERIOD                         $  49,916     $ 135,528

BALANCE AT END OF PERIOD                               $  86,777     $ 400,166

          FORWARD LOOKING STATEMENTS
          --------------------------

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

Part II - OTHER INFORMATIONS
----------------------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:       Description


     31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNUSAGA CORPORATION                         KNUSAGA CORPORATION

By:  /s/  James G. Musser                   By:  /s/  Jerry Luptak
   -------------------------------             --------------------------------
          James G. Musser                             Jerry Luptak
          Director/President                          Vice President and
          (Principal Executive Officer                Principal Financial
          and Controller)                             Officer

Dated:    January 12, 2004                  Dated:    January 12, 2004
        --------------------------                  ---------------------------