Form 10QSB
period 2004-02-29
KNUSAGA CORP
filed 2004-04-09
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 29, 2004

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

                                3578 S. VAN DYKE
                                ALMONT, MI 48003
               --------------------------------------------------
              (Address of principal executive office and zip code)

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



RESULTS OF OPERATIONS

The Company's operations are classified into two principal reportable segments, tubing and seat tracks.

Combined net sales increased 12.1% in the second quarter ended February 29, 2004 of the fiscal year ending August 2004 to $1,302,280 from $1,161,437 a year ago.

Sales for the tubing segment in the second quarter increased by 28.2% to $1,040,025 from $811,322 a year ago. This reflects the improvement in the heavy truck market from the depressed levels of the last two years.

In the second quarter sales in the seat track segment, which serves the Class A motorhome market, declined 25.1% to $262,255 from $350,115 a year ago. This is a result of the registrant's major customer switching to a lower cost product from a competitor. The registrant has delivered prototypes of a new seat track design to two major potential customers. This new design could enter production in time for the 2005 model motorhome production which begins in the Fall of this year.

 For the six months ended February 29, 2004, combined sales increased 5.3% to $2,906,824 from $2,759,631 in the year ago period for the same reasons as stated above.

The registrant operated at a loss of $90,982 in the second quarter of the 2004 fiscal year ended February 29, 2004 versus a loss of $81,346 in the year ago period. While there was some improvement in the tubing segment loss the reduced volume in the seat track segment resulted in a loss of $8,096 compared to income of $20,754 in the year ago period. For the six months ended February 29, 2004, there was little change with a loss of $51,275 versus a loss of $57,832 in the year ago period.

Below is summarized segmental data for the second quarters and six months ended
February 29, 2004 and February 28, 2003.

---------------------------------------------------------------------------------------
2ND QTR              TUBING                 SEAT TRACK                 TOTAL
---------------------------------------------------------------------------------------
               2004          2003        2004       2003         2004          2003
---------------------------------------------------------------------------------------
REVENUE      1,040,025     811,322     262,255     350,115     1,302,280     1,161,437
---------------------------------------------------------------------------------------
PROFIT         (82,886)   (102,100)     (8,096)     20,754       (90,982)      (81,346)
---------------------------------------------------------------------------------------

                                         -2-



-----------------------------------------------------------------------------------------
6 MONTHS              TUBING                  SEAT TRACK                 TOTAL
-----------------------------------------------------------------------------------------
               2004          2003         2004         2003        2004          2003
-----------------------------------------------------------------------------------------
REVENUE      2,092,973     1,942,314     813,851     817,317     2,906,824     2,759,631
-----------------------------------------------------------------------------------------
PROFIT        (117,500)     (115,669)     66,225      57,837       (51,275)      (57,832)
-----------------------------------------------------------------------------------------

Selling, general and administrative expenses were little changed with an increase of 0.9% in the second quarter ended February 29, 2004, to $190,710 from $189,028 in the year ago period. For the six months ended February 29, 2004, these expenses decreased 6.9% to $367,603 from $394,901 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

The Registrant has a $600,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage on all of the Registrant's assets. This line of credit is due August 31, 2004. As of February 29, 2004, the outstanding balance was $354,761 and the applicable interest rate was 5.0%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                                      -3-

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                    February 29,   February 28,
 ASSETS                                                2004           2003

CASH                                                $   21,850     $  188,113

ACCOUNTS RECEIVABLE                                 $  694,358     $  552,726
ACCOUNTS RECEIVABLE - OTHER                         $  161,054     $  177,056
ACCRUED INTEREST RECEIVABLE                         $    2,446
INVENTORIES                                         $  682,423     $  683,753
REFUNDABLE TAXES                                    $   30,632            -0-
PREPAID EXPENSES                                    $   82,718     $   83,195
DEFERRED TAX ASSET                                  $   47,600            -0-
                                                    ----------     ----------

     TOTAL CURRENT ASSETS                           $1,723,081     $1,684,843

NET PROPERTY AND EQUIPMENT                          $1,592,510     $1,737,539

OTHER ASSETS
  DEPOSITS                                          $    7,050     $    7,050
  INVESTMENT IN JOINT VENTURES                      $  110,356     $  126,066
  INTANGIBLE ASSETS                                 $   60,961     $    4,646
                                                    ----------     ----------
    TOTAL OTHER ASSETS                              $  178,367     $  137,764
                                                    ----------     ----------

TOTAL ASSETS                                        $3,493,958     $3,560,146
                                                    ==========     ==========

LIABILITIES

ACCOUNTS PAYABLE                                    $  378,282     $  231,481
NOTES PAYABLE                                       $  562,574     $  849,200
ACCRUED LIABILITIES                                 $  376,996     $  794,361
                                                    ----------     ----------

     TOTAL CURRENT LIABILITIES                      $1,317,852     $1,875,042

LONG TERM DEBT                                      $  213,714     $  394,273

DEFERRED TAXES                                      $   63,600     $   57,300
                                                    ----------     ----------

TOTAL LIABILITIES                                   $1,595,166     $2,326,615

STOCKHOLDERS EQUITY

STOCK                                               $   10,863     $    7,175

ADDITIONAL PAID IN CAPITAL                          $1,522,446     $  604,190
RETAINED EARNINGS                                   $  365,483     $  622,166
                                                    ----------     ----------


TOTAL SHAREHOLDERS' EQUITY                          $1,898,792     $1,233,531

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $3,493,958     $3,560,146
                                                    ==========     ==========



                                         KNUSAGA CORPORATION
                                   STATEMENT OF INCOME (UNAUDITED)
                                FOR THREE AND SIX MONTH PERIOD ENDED
                               FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                (UNAUDITED)                     (UNAUDITED)
                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                        FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                            2004            2003            2004            2003
NET SALES                               $  1,302,280    $  1,161,447    $  2,906,824    $  2,759,631

COST OF GOODS SOLD                      $  1,240,342    $  1,083,609    $  2,602,158    $  2,472,200
                                        ------------    ------------    ------------    ------------

     GROSS PROFIT                       $     61,938    $     77,838    $    304,666    $    287,431

SELLING, GENERAL AND ADMINISTRATIVE     $    190,710    $    189,028    $    367,603    $    394,901
EXPENSES

MISC. INCOME (EXPENSE)                 ($       9080)   ($    12,248)   ($    15,133)   $     19,644
                                        ------------    ------------    ------------    ------------

     INCOME (LOSS) BEFORE TAXES         ($   137,851)   ($   123,431)   ($    78,070)   ($    87,826)

PROVISION FOR FEDERAL INCOME TAXES      ($    46,869)   ($    42,085)   ($    26,795)   ($    29,994)
                                        ------------    ------------    ------------    ------------


NET INCOME BEFORE EXTRAORDINARY ITEMS   ($    90,982)   ($    81,346)   ($    51,275)   ($    57,832)

EXTRAORDINARY ITEMS:                    $          0    $          0    $          0    $          0


                                                        ------------                    ------------

NET INCOME                              ($    90,982)   ($    81,346)   ($    51,275)   ($    57,832)

PAR SHARE OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                10,862,773       7,175,000      10,862,773       7,175,000
                                              (0.008)         (0.011)         (0.005)         (0.008)


THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT REFLECT ALL ADJUSTMENTS, WHICH,
IN THE OPINION OF REGISTRANT'S MANAGEMENT, ARE NECESSARY FOR FAIR PRESENTATION.
THE FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FOOTNOTES WHICH
ARE A PART OF REGISTRANT'S AUDITED FINANCIAL STATEMENTS CONTAINED IN
REGISTRANT'S MOST RECENTLY FILED ANNUAL REPORT ON FORM 10KSB.

                                      -5-



                                         KNUSAGA CORPORATION
                                 STATEMENT OF CASH FLOW (UNAUDITED)
                                  THREE AND SIX MONTHS PERIOD ENDED
                               FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                        (UNAUDITED)                (UNAUDITED)
                                                     THREE MONTHS ENDED         SIX MONTHS ENDED

                                                    FEBRUARY     FEBRUARY     FEBRUARY     FEBRUARY
                                                    29, 2004     28, 2003     29, 2004     28, 2003

NET INCOME                                          ($90,982)    ($81,346)    ($51,275)    ($57,832)

DEPRECIATION & AMORTIZATION                          $62,459      $72,229     $124,484      145,411

(INCREASE) DECREASE IN:
ACCOUNTS RECEIVABLE                                   $8,048     ($40,119)     $21,221     $582,992
INVENTORIES                                         ($24,906)     ($8,466)    ($74,718)     $16,569
REFUNDABLE TAXES                                     $12,057      $32,131
PREPAID EXPENSES                                    ($26,250)    ($44,418)    ($31,280)    ($25,796)
OTHER ASSETS

INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE                                     $33,798     ($27,024)     $63,873    ($182,318)
ACCRUED LIABILITIES                                  $44,596     ($14,676)      34,277    ($123,022)


CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES     $18,820    ($143,820)    $118,713     $356,004

INVESTMENT ACTIVITIES
PURCHASES OF EQUIPMENT                              ($36,122)    ($18,030)    ($52,201)    ($64,032)
PROCEEDS FROM SALE OF EQUIPMENT                      $59,895
INVESTMENT IN JOINT VENTURES                           ($120)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES    ($36,122)    ($18,030)    ($52,201)     ($4,257)

FINANCING ACTIVITIES
PAYMENT OF NOTES                                    ($47,625)    ($50,203)    ($94,578)   ($299,162)

CASH USED FOR FINANCING ACTIVITIES                  ($47,625)    ($50,203)    ($94,578)   ($299,162)

NET INCREASE (DECREASE)                             ($64,927)   ($212,053)    ($28,066)     $52,585

BEGINNING CASH                                       $86,777     $400,166      $49,916     $135,528

ENDING CASH                                          $21,850     $188,113      $21,850     $188,113

                                                -6-

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

(b) Reports on Form 8-K

     None

                                 EXHIBIT INDEX


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

KNUSAGA CORPORATION                       KNUSAGA CORPORATION

By:  /s/  James G. Musser                 By:  /s/  Jerry Luptak
     -----------------------------           --------------------------------
          James G. Musser                           Jerry Luptak
          Director/President                        Vice President and
          (Principal Executive Officer              Principal Financial Officer
          and Controller)

Dated:    April 8, 2004                   Dated:    April 8, 2004
      ----------------------------              -----------------------------