Form 10QSB
period 2004-05-31
KNUSAGA CORP
filed 2004-07-13
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 2004

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

                                   38-3601122
                      --------------------------------------
                     (I.R.S.) Employer Identification Number

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

Combined net sales increased 26.2% in the third quarter ended May 31, 2004 of the fiscal year ending August 2004 to $1,530,541 from $1,212,948 a year ago.

Sales for the tubing segment in the third quarter increased by 43.6% to $1,253,762 from $873,052 a year ago. This reflects the improvement in the heavy truck market from the depressed levels of the last two years plus additional business from a new customer.

In the third quarter sales in the seat track segment, which serves the Class A motorhome market, declined 18.6% to $276,779 from $339,896 a year ago. This is a result of the registrant's major customer switching to a lower cost product from a competitor. The registrant has delivered prototypes of a new seat track design to two major potential customers. This new design could enter production in time for the 2005 model motorhome production which begins in the Fall of this year.

 For the nine months ended May 31, 2004, combined sales increased 11.7% to $4,437,365 from $3,972,579 in the year ago period for the same reasons as stated above.

The registrant operated at a loss of $83,993 in the third quarter of the 2004 fiscal year ended May 31, 2004 versus a loss of $68,036 in the year ago period.

In the tubing segment, earnings for the third quarter were depressed by three factors, steel price increases, hiring and training of additional employees, and a non-recurring legal cost associated with a successful arbitration regarding the discharge of a bargaining unit employee. The combined effect of these factors resulted in a loss of $92,697 versus a loss of $84,660 in the year ago period. As a result of negotiation with its customers the registrant expects to recover approximately $20,000 of steel price increases and surcharges encountered in the third quarter. Substantial order intake for shipment in the fourth quarter required increasing the direct labor force by 53% during the third quarter. Training and other costs related to these new employees depressed earnings in the third quarter for which the registrant should receive benefits in the fourth quarter.

Below is summarized segmental data for the second quarters and six months ended May 31, 2004 and May 31, 2003.


--------------------------------------------------------------------------------
                 TUBING               SEAT TRACK                TOTAL
--------------------------------------------------------------------------------
3RD QTR     2004        2003        2004       2003        2004        2003
REVENUE  1,253,762     873,052     276,779    339,896   1,530,541   1,212,948
PROFIT     (92,697)    (84,660)      8,704     16,624     (83,993)    (68,036)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
9 MTHS
--------------------------------------------------------------------------------
REVENUE  3,346,735   2,815,366   1,090,630  1,157,213   4,437,365   3,972,579
--------------------------------------------------------------------------------
PROFIT    (244,313)   (184,329)    109,045     73,459    (135,268)   (110,870)
--------------------------------------------------------------------------------

Selling, general and administrative expenses increased 13.6% in the third quarter ended May 31, 2004 to $206,755 from $181,945 in the year ago period primarily a result of the arbitration expense noted above. For the nine months ended May 31, 2004 these expenses were little changed to $574,358 from $576,846 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

The Registrant has a $600,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage on all of the Registrant's assets. This line of credit is due August 31, 2004. As of May 31, 2004, the outstanding balance was $444,761 and the applicable interest rate was 5.0%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                          MAY 31, 2004 AND MAY 31, 2003


                                                       31-May-04       31-May-03
ASSETS

CASH                                                       7,743          78,277
ACCOUNTS RECEIVABLE                                      787,155         534,688
ACCOUNTS RECEIVABLE-OTHER                                 92,031         289,972
ACCRUED INTEREST RECEIVABLE                                2,446
INVENTORIES                                              764,625         708,348
REFUNDABLE TAXES                                          73,374
PREPAID EXPENSES                                          82,712         103,514
DEFERRED TAX ASSET                                        47,600
TOTAL CURRENT ASSETS                                   1,857,686       1,714,799

NET PROPERTY AND EQUIPMENT                             1,657,898       1,699,589
OTHER ASSETS
DEPOSITS                                                   7,150           7,150
INVESTMENTS IN JOINT VENTURES                            110,356         126,066
INTANGIBLES                                               60,961           4,648
TOTAL OTHER ASSETS                                       178,467         137,648

TOTAL ASSETS                                           3,694,051       3,552,252


LIABILITIES
ACCOUNTS PAYABLE                                         524,359         341,153
NOTES PAYABLE                                            686,464         847,123
ACCRUED LIABILITIES                                      352,699         781,292
TOTAL CURRENT LIABILITIES                              1,563,661       1,969,568

LONG TERM DEBT                                           151,991         344,891
DEFERRED TAXES                                            63,600
TOTAL LIABILITIES                                      1,879,252       2,371,759

STOCKHOLDER EQUITY
STOCK                                                     10,863           7,175
PREFERRED STOCK
ADDITIONAL PAID IN CAPITAL                             1,522,446         604,190
RETAINED EARNINGS                                        281,490         569,128
NOTE RECEIVABLE SHARE HOLDER
TOTAL SHAREHOLDER EQUITY                               1,814,799       1,180,493

TOTAL LIABILITIES & SHAREHOLDER EQUITY                 3,694,051       3,552,252



                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2004 AND MAY 31, 2003



                                              3 MONTHS ENDED                9 MONTHS ENDED
                                           5/31/04        5/31/03        5/31/04        5/31/03
NET SALES                                 1,530,541      1,212,948      4,437,365      3,972,579
COST OF GOODS SOLD                        1,447,180      1,129,669      4,049,338      3,601,869
GROSS PROFIT                                 83,361         83,279        388,027        370,710

SELLING, GENERAL &                          206,755        181,945        574,358        576,846
ADMINISTRATIVE  EXPENSES
MISC INCOM (EXPENSE)                         (3,341)        19,823        (18,474)        38,465
INCOME (LOSS) BEFORE TAXES                 (126,735)       (78,843)      (204,805)      (167,671)

FED INCOME TAXES                            (42,742)       (10,807)       (69,537)       (56,801)
NET INCOME BEFORE EXTRAORDINARY ITEMS       (83,993)       (68,036)      (135,268)      (110,870)


NET INCOME                                  (83,993)       (68,036)      (135,268)      (110,870)

AVERAGE SHARES OUTSTANDING               10,862,773      7,175,000     10,862,773      7,175,000
EARNINGS PER SHARE                            (.008)        (0.009)         (.012)        (0.015)


The Financial Statements included in this report reflect all the adjustments, which, in the opinion of Registrant's management, are necessary for fair presentation. The Financial Statements should be read in conjunction with the footnotes which are a part of Registrant's Audited Financial Statements contained in Registrant's most recently Filed Annual Report on Form 10KSB.

                                      -5-



                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                                FOR MONTHS ENDED
                          MAY 31, 2004 AND MAY 31, 2003



                                          3 MONTHS ENDED         9 MONTHS ENDED
                                      5/31/04     5/31/03     5/31/04     5/31/03
NET INCOME                            (83,993    (110,870)   (135,268)   (110,870)

DEPRECIATION                           63,045      84,457     187,529     207,622
GAIN ON SALE OF ASSETS                 (7,385)                 (7,385)    (76,398)

(INCREASE)DECREASE IN
ACCTS RECEIVABLE                      (23,774)    488,114      (2,553)    488,114
INVENTORIES                           (82,202)     (8,026)   (156,920)     (8,026)
REFUNDABLE TAXES                      (42,742)                (10,611)

PREPAID EXPENSES                            6     (46,115)    (31,274)    (46,115)

OTHER ASSETS                             (100)       (100)       (100)       (100)

INCREASE(DECREASE) IN
ACCOUNTS PAYABLE                      146,077     (72,646)    209,950     (72,646)
ACCRUED LIABILITIES                   (24,297)    136,091)      9,980    (136,091)

CASH PROVIDED BY (USED FOR)           (55,365)    198,723      63,348     245,490
OPERATING ACTIVITIES

INVESTMENT ACTIVITIES
PURCHASE OF EQUIP'T SALE OF           (45,646)     94,767     (97,847)    (42,258)
EQUIPMENT                              36,500                  36,500      90,258
INVESTMENT IN JOINT VENTURES                0        (120)          0        (120)

CASH PROVIDED BY (USED FOR)            (9,146)     94,647     (61,347)     47,880
INVESTING ACTIVITIES

FINANCING ACTIVITIES
PAYMENT OF NOTES                       50,404    (350,621)    (44,174)   (350,621)

CASH USED FOR FINANCINB ACTIVITIES     50,404    (350,621)    (44,174)   (350,621)

NET INCREASE (DECREASE)               (14,107)     (57251)    (42,173)    (57,251)
BEGINNING CASH                         21,850     135,528      49,916     135,528
ENDING CASH                             7,743      78,277       7,743      78,277

                                      -6-

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter ended Mat 31, 2004:  None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNUSAGA CORPORATION                         KNUSAGA CORPORATION

By:  /s/  James G. Musser                   By:  /s/  Jerry Luptak
     ----------------------------------        --------------------------------
          James G. Musser                             Jerry Lutak
          Director/President                          Vice President and
          (Principal Executive Officer                Principal Financial
          and Controller)                             Officer

Dated:     July 12, 2004                    Dated:    July 12, 2004
        -------------------------------           -----------------------------

                                  EXHIBIT LIST

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.