Form 10KSB
period 2004-08-31
KNUSAGA CORP
filed 2004-11-26
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

        For fiscal year ended August 31, 2004 Commission File No 0-7795

                               KNUSAGA CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

              NEVADA                                            38-3601122
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

                    3578 S Van Dyke, Almont, Michigan 48003
               --------------------------------------------------
              (Address of Principal Executive Office and Zip Code)

Registrant's telephone number, including area code: (810) 798-2402 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $001 Per Share
                                 --------------
                                (Title of Class)

Number of shares of common stock outstanding as of August 31, 2004:  10,862,773

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant's revenue for fiscal year ended August 31, 2004:  $6,229,339

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.
          -----------------------

     KnuSaga Corporation ("Registrant") was originally incorporated in the State of Delaware on May 28, 1971. As of its fiscal year ended August 31, 2004, Registrant was engaged in the fabrication and sale of steel, aluminum and copper tubes for use in the truck industry and power seat tracks for the automotive aftermarket.

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

     In October 2000, the Registrant entered into a joint venture (Modular Tubes Systems S.A. de C.V.) with an unrelated entity in Mexico City, Mexico. The joint venture manufactures truck tubing for Frieghtliner and Mercedes plants in Mexico. The Registrant and its partner have made equal contributions to equity and each own 50% of the joint venture.

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

     During the years ended August 31, 2004 and 2003, three and two customers accounted for 76% and 74%, respectively, of the Registrant's tubing segment net sales. One customer accounted for 64% and 62%, respectively, of tubing net sales.

     During the years ended August 31, 2004 and 2003, three customers accounted for 86% and 83%, respectively, of the Registrant's seat track segment net sales.

     Sterling Pipe & Tube, Alpha Tube and United Industries are Registrant's largest suppliers. Registrant issues periodic purchase orders to its suppliers for specific quantities on an as needed basis, which are generally for four weeks of projected requirements. Such purchase orders represent the only enforceable formal agreement between the Registrant and its suppliers.

     The Registrant is a tier one supplier to Freightliner, Orion Bus, International, Blue Bird, and Thomas Bus and deals with each on a just-in-time inventory basis from a rolling ten to fifteen working day firm shipping schedule.

     The Registrant's customers issue purchase orders to the Registrant for specific parts. As with Registrant's purchase orders to its vendors, customer purchase orders represent the only enforceable formal agreement between the Registrant and each company with respect to Registrant's products.

     Registrant's firm order backlog is just ten to fifteen working days. The Registrant's major competitors in the truck metal tube fabricating business are Tube Specialties, Ryken and Southern Tube Form. Truck suppliers compete on the basis of price, quality, technology and on-time delivery. The Registrant has continued direct marketing of these products. \ The principal customers for the Registrant's seat tracks are recreational vehicle manufacturers. During fiscal 2002 the Registrant began direct marketing of its seat track products replacing the previous distributor.

     R&D expenditures for the last two fiscal years were $20,852 in 2004 and $70,811 in 2003.

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

       5 (b) As of August 31, 2004, there were approximately 1,592 shareholders of record of Registrant's common stock.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

       6(a) Net sales for the fiscal year ended August 31, 2004, increased by $927,497 or 17% from the year ended August 31, 2003 as a result of improvement of the Heavy Truck market.

       Truck tubing sales were $4,838,512 in fiscal 2004 versus $3,766,487 in fiscal 2003, an increase of $1,072,025 or 28%. This gain is a result of an improving Heavy Truck market and the addition of a major new customer, International Truck & Engine.

       Sales of the seat track line of business declined to $1,390,827 in fiscal 2004 from $1,535,355 in fiscal 2003, a drop of $144,528 or 9% as a result of the loss of a customer.

       Cost of goods sold as a percent of sales increased to 93% in fiscal 2004 versus 92% in fiscal 2003. During fiscal 2004 improvements in operations were more than offset by steel surcharges. Selling, general, and administrative expenses in fiscal year 2004 increased $43,861 to $798,166, or 6%, compared to $754,305 in fiscal 2003, these expenses as a percent of sales dropped from 14% to 13%.

       In fiscal 2004 the Registrant posted a loss of $315,444 compared to a loss of $263,240 in fiscal 2003. The Truck Tubing segment improved from a loss of $534,267 in fiscal 2003 to a loss of $454,386 in fiscal 2004 or 15% with the improved volume but the sales reduction in the Seat Track segment reduced income from $170,679 in fiscal 2003 to $97,376 in fiscal 2004, a reduction of 43%.

       Inventories in 2004 increased $279,603, or 46%, compared to fiscal 2003 because of increased sales volume and material cost increases.

     6(b) Liquidity and Capital Resources
          -------------------------------

     The Registrant has a term loan with Standard Federal Bank payable in monthly installments of $16,546, including interest at 3.25% above Libor, through May 2006. The term loan is secured by all assets of the Registrant. At August 31, 2004 the principal amount of the term loan was $301,116 and the interest rate was 5.35%.

     The Registrant has a $600,000 line of credit with Standard Federal Bank with interest payable monthly at said bank's prime rate plus 1%. The line of credit is payable on demand and is secured by all assets of the Registrant and the principal was due August 31,2004, but has been extended to December 15, 2004. At August 31, 2003 the outstanding balance was $599,761 and the applicable interest rate was 5.5%.

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

Item 7.  FINANCIAL STATEMENTS
         --------------------

     The report of independent auditors and consolidated financial statements included on pages 16 through 39 of the annual financial report for the year ended August 31, 2004 and 2003 are incorporated herein by reference.

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

                                    PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         -------------------------------------------------------------------
         SECTION 16(a) OF THE EXCHANGE ACT
         ---------------------------------

                 NAME              AGE                     POSITION
                 ----              ---                     --------

         James G. Musser, Jr.      69                 Director/President
         Jerry D. Luptak           82        Director/Vice President Finance and
                                                        General Counsel
         Harold Beznos             66            Director/Secretary-Treasurer


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

Items 10 and 12.    EXECUTIVE COMPENSATION AND CERTAIN RELATIONSHIPS
                    -------------------------------------------------
                    AND RELATED TRANSACTIONS.
                    -------------------------

       In the fiscal years ending August 31, 2002, 2003, and 2004 Mr. Musser was paid salaries of $75,000, $100,000, and $100,000 respectively. During the fiscal year 2002, Mr. Musser was not working full-time for the Registrant. His salary for that year was adjusted appropriately. None of the other directors or officers received any direct or indirect remuneration during the fiscal years ended August 31, 2003 and 2004, and none is anticipated in the fiscal year ending August 31, 2005.

       On May 15, 2002, the Registrant reached an agreement in principal with Messrs. Luptak, Musser, Beznos and Knudsen and Trusts for these individuals or their family members' benefit, to exchange indebtedness of the Registrant held by them for shares of the Registrant's common stock at a rate of $0.25 of indebtedness for each share of common stock. Other than with regard to the issuance of shares of common stock and exchange for accrued interest on August 28, 2003 as described in the next paragraph, no interest was paid by the Registrant during fiscal 2003 or 2004 on any of this indebtedness.



       Pursuant to this May 15, 2002 agreement, on August 28, 2003 the
  Registrant issued 3,687,733 shares of its common stock in exchange for principal of $380,403.10 and accrued interest of $541,540.67. Relatives of Mr.
  Knudsen still hold an aggregate of $26,850.00 of the Registrant's indebtedness and $64,789.50 of accrued interest, and Mr. Knudsen still holds $21,596.50 of accrued interest.

  Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

     11(a)
           Title
            Of                          Name and Address of         Amount and Nature of
           Class                         Beneficial Owner             Beneficial Owner              % of Class
           -----                         ----------------             ----------------              ----------

          Common               James G Musser, Jr (1)               729,864 shares                     67%
           Stock               7475 Pinehurst Circle
                               Birmingham, MI  48010


          Common               Lorraine A Musser  (1)                722,617 shares                     67%
           Stock               7475 Pinehurst Circle
                               Birmingham, MI  48010

          Common               Frieda Applebaum, as trustee of the    2,889,297 shares                   266%
           Stock               Beznos Family Irrevocable Trust
                               U/A/D February 2, 1976(2)
                               31731 Northwestern Hwy
                               Farmington Hills, MI  48334

          Common               Mayfair Associates Limited             2,374,711 shares                   219%
           Stock               Partnership (3)
                               c/o 31731 Northwestern Hwy
                               Ste 250W
                               Farmington Hills, MI  48334

          Common               Bank One Trust Company, NA (4)       562,402 shares                     52%
           Stock               611 Woodward
                               Detroit, MI  48226

          Common               Jerry Luptak                           793,227 shares                     73%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

          Common               Harold Beznos                          684,541 shares                     63%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

          Common               Paola M Luptak Revocable Trust        552,704 shares                     51%
           Stock               c/o 4700 NW Boca Raton Blvd,
                               4th Floor
                               Boca Raton, FL 33431

          Common               Copperfield Associates                 175,000 shares                     16%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

                                                      -7-

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

As a group, the officers and directors own 2,207,632 shares of Registrant's common stock, representing 20.3% of all outstanding common stock. These shares do not include shares owned by Mr. Musser's wife as to which he disclaims beneficial ownership.

Item 13   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     13a Financial Statement Schedules

               For Fiscal Years Ended August 31, 2004 and 2003
               -----------------------------------------------

               1) Accountant's opinion for years ended August 31, 2004 and 2003.

               2)   Balance Sheet for the years ended August 31, 2004 and 2003.

               3)   Statement of Income for years ended August 31, 2004 and
                    2003.

               4) Statement of Stockholder's Equity for years ended August 31, 2004 and 2003.

               5) Statement of Cash Flows for years ended August 31, 2004 and 2003.

               6)   Notes to Financial Statements for years ended 2004 and 2003.

     13b Reports on Form 8-K

         None

     13c Exhibits

         31.1 Certification of Chief Executive Officer pursuant to 18 USC ss1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to 18 USC ss1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 USC ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 USC ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            KNUSAGA CORPORATION



                                            By:  /s/  Jerry Luptak
                                               -------------------------------
                                                      Jerry Luptak
                                                      Vice President


                            Dated: November 23, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


By:  /s/  James G Musser                              Date:    November 24 2004
   ------------------------------
          James G Musser
          Director/President
          (Principal Executive Officer and
          Controller)


By:  /s/  Jerry D Luptak                              Date:   November 24, 2004
   ------------------------------
          Jerry D Luptak
          Director
          Vice President, Finance and
          General Counsel
          (Principal Financial Officer)

By:  /s/  Harold Beznos                                Date:   November 24, 2004
   ------------------------------
          Harold Beznos
          Director Secretary-Treasurer

                       KNUSAGA CORPORATION AND SUBSIDIARY
                       DBA HYDRAULIC TUBES AND FITTINGS

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                            AUGUST 31, 2004 AND 2003

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             DBA HYDRAULIC TUBES AND FITTINGS
================================================================================







================================================================================


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      12

Consolidated Balance Sheets                                               13-14

Consolidated Statements of Income                                            15

Consolidated Statements of Comprehensive Income                              16

Consolidated Statements of Stockholders' Equity                              17

Consolidated Statements of Cash Flows                                        18

Notes to Consolidated Financial Statements                                19-33




================================================================================

                               FREEDMAN & GOLDBERG
                          CERTIFIED PUBLIC ACCOUNTANTS

                           A PROFESSIONAL CORPORATION
                     ======================================
ERIC W FREEDMAN
MICHAEL GOLDBERG
DAVID C GRIEP
JULIE A CHEEK                      TRI-ATRIA
WILLIAM A MARSHALL   32255 NORTHWESTERN HIGHWAY, SUITE 298
AMY S JACKNOW          FARMINGTON HILLS, MICHIGAN 48334
GLORIA K MOORE                  (248) 626-2400
                               FAX: (248) 626-4298




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
KnuSaga Corporation
D.B.A. Hydraulic Tubes and Fittings
Almont, MI  48003

We have audited the accompanying consolidated balance sheets of KnuSaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of KnuSaga Corporation and Subsidiary, D.B.A. Hydraulic Tubes and Fittings as of August 31, 2004 and 2003 and the results of its operations and its cash flows for the each of the years ended August 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Respectfully,

FREEDMAN & GOLDBERG, CPA'S, P.C.



/s/  Freedman & Goldberg
----------------------------------
     Freedman & Goldberg


Farmington Hills, Michigan
October 27, 2004

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             DBA HYDRAULIC TUBES AND FITTINGS
                                                     CONSOLIDATED BALANCE SHEETS
================================================================================


                                                  As of August 31, 2004 and 2003


                                     ASSETS


                                                               2004         2003
                                                         ----------   ----------
Current Assets
      Cash                                               $   83,774   $   49,916
      Accounts Receivable - Trade, net of Allowance
         for Doubtful Accounts of $-0-                    1,022,706      671,693
      Notes Receivable                                       88,064      204,940
      Accrued Interest Receivable                             8,642        2,446
      Inventories                                           887,308      607,705
      Refundable Income Taxes                                 3,413       62,763
      Prepaid Expenses                                       46,615       51,438
      Deferred Tax Asset                                     86,500       47,600
                                                         ----------   ----------
          Total Current Assets                            2,227,022    1,698,501
                                                         ----------   ----------
Property, Plant and Equipment, Net                        1,614,264    1,664,793
                                                         ----------   ----------
Other Assets
     Deposits                                                 7,050        7,050
     Investments in Other Entities                          135,280      110,356
     Intangible Assets, Net                                  71,509       60,961
                                                         ----------   ----------
     Total Other Assets                                     213,839      178,367
                                                         ----------   ----------
         Total Assets                                    $4,055,125   $3,541,661
                                                         ==========   ==========


The accompanying notes are an integral part of the financial statements.

================================================================================



                                                               KNUSAGA CORPORATION AND SUBSIDIARY
                                                              DBA HYDRAULIC TUBES AND FITTINGS
                                                                      CONSOLIDATED BALANCE SHEETS
=================================================================================================


                                                                   As of August 31, 2004 and 2003


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------


                                                                                          2003-As
                                                                              2004       Restated
                                                                       -----------    -----------
Current Liabilities
     Accounts Payable - Trade                                          $   878,443    $   314,409
     Current Maturities of Long-Term Debt                                  839,789        570,007
     Accrued Expenses                                                      454,652        342,719
                                                                       -----------    -----------
     Total Current Liabilities                                           2,172,884      1,227,135
                                                                       -----------    -----------
Other Liabilities
     Long-Term Debt - Less Current Maturities                              192,391        300,859
                                                                       -----------    -----------
     Total Other Liabilities                                               192,391        300,859
                                                                       -----------    -----------
Deferred Taxes                                                              86,500         63,600
                                                                       -----------    -----------
         Total Liabilities                                               2,451,775      1,591,594
                                                                       -----------    -----------
Stockholders' Equity
     Common Stock,$001 Par Value, 24,000,000 Shares
       Authorized, 10,862,773 and 10,862,773 issued and outstanding,
        respectively                                                        10,863         10,863
     Additional Paid-In Capital                                          1,522,446      1,522,446
     Retained Earnings                                                     101,314        416,758
     Accumulated Other Comprehensive Income (Loss)                         (31,273)           -0-
                                                                       -----------    -----------
    Total Stockholders' Equity                                           1,603,350      1,950,067
                                                                       -----------    -----------
     Total Liabilities and Stockholders' Equity                        $ 4,055,125    $ 3,541,661
                                                                       ===========    ===========


The accompanying notes are an integral part of the financial statements.

=================================================================================================

                                               -14-

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             DBA HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF INCOME
 ===============================================================================


                                    For the Years Ended August 31, 2004 and 2003



                                                           2004            2003
                                                    -----------     -----------
Sales, Net                                          $ 6,229,339     $ 5,301,842
Cost of Sales                                         5,775,667       4,900,427
                                                    -----------     -----------
Gross Profit                                            453,672         401,415
Selling, General and Administrative Expenses            798,166         754,305
                                                    -----------     -----------
Operating Income (Loss)                                (344,494)       (352,890)
                                                    -----------     -----------
Other Income (Expense)
    Interest Income                                       6,196           9,431
    Interest Expense                                    (49,993)        (73,214)
    Miscellaneous Income                                  5,078          13,964
    Gain (Loss) on Sale of Asset                          7,605          83,926
    Gain on Sale of Joint Venture                        18,995             -0-
    Income (Loss) from Joint Ventures                    24,924         (44,805)
                                                    -----------     -----------
     Total Other Income (Expense)                        12,805         (10,698)
                                                    -----------     -----------
Income (Loss) Before Income Taxes                      (331,689)       (363,588)
Income Taxes Expense (Benefit)                          (16,245)       (100,958)
                                                    -----------     -----------

Income (Loss) From Continuing Operations               (315,444)       (262,630)
Loss From Discontinued Operations,
  Net of Income Taxes                                       -0-            (610)
                                                    ===========     ===========
Net Income (Loss)                                      (315,444)    $  (263,240)
                                                    ===========     ===========

Earnings Per Share
  Income From Continuing Operations                 $       (03)    $       (03)
  Income From Discontinued Operations                        00              00
                                                    -----------     -----------
Net Income Per Share                                $      (03)    $      (03)
                                                    ===========     ===========


The accompanying notes are an integral part of the financial statements.

================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                             DBA HYDRAULIC TUBES AND FITTINGS
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
================================================================================


                                    For the Years Ended August 31, 2004 and 2003


Net Loss (Loss)                                        $(315,444)     $(263,240)
Other Comprehensive Income (Loss)
    Minimum Pension Liability Adjustment                 (31,273)           -0-
                                                       ---------      ---------
Comprehensive Income (Loss)                            $(346,717)     $(263,240)
                                                       =========      =========


The accompanying notes are an integral part of the financial statements.

================================================================================



                                                            KNUSAGA CORPORATION AND SUBSIDIARY
                                                           DBA HYDRAULIC TUBES AND FITTINGS
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==============================================================================================


                                                  For the Years Ended August 31, 2004 and 2003



                                                                                  Accumulated
                                  Common       Common     Additional                 Other
                                  Stock        Stock       Paid-In      Retained Comprehensive
                                  Shares       Amount      Capital      Earnings Income (Loss)
                                ----------   ----------   ----------    --------   ---------


Balance, August 31, 2002         7,175,000   $    7,175   $  604,190   $  679,998  $     -0-
Exchange of Shareholder Debt
  For common stock               3,687,773        3,688      918,256         -0-         -0-
Net Income for the Year Ended
 August 31, 2003                       -0-          -0-          -0-    (263,240)        -0-
                                ----------   ----------   ----------    --------   ---------
Balance, August 31, 2003        10,862,773       10,863    1,522,446      416,758        -0-
Net Loss For the Year
 Ended August 31, 2004                 -0-          -0-          -0-    (315,444)        -0-
Minimum Pension Liability
  Adjustment                           -0-          -0-          -0-         -0-     (31,273)
                                ----------   ----------   ----------    --------   ---------

Balance, August 31, 2004        10,862,773   $   10,863   $1,522,446   $  101,314  $ (31,273)
                                ==========   ==========   ==========    ========   =========


The accompanying notes are an integral part of the financial statements

============================================================================================

                                             -17-



                                                     KNUSAGA CORPORATION AND SUBSIDIARY
                                                       DBA HYDRAULIC TUBES AND FITTINGS
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================


                                           For the Years Ended August 31, 2004 and 2003




                                                                      2004         2003
                                                                 ---------    ---------
Cash Flows From Operations
    Net Income (Loss) From Continuing Operations                 $(315,444)   $(262,630)
    Adjustments to Reconcile Net Income to Net Cash
      Provided By Operating Activities
     Bad Debts                                                         -0-          206
     Depreciation and Amortization                                 257,412      275,516
         (Gain) Loss on Sale of Asset                               (7,605)     (83,926)
         (Gain) Loss on Sale of Joint Ventures                     (18,995)         -0-
         (Income) Loss From Joint Venture                          (24,924)      44,805
       (Increase) Decrease In:
       Accounts Receivable                                        (351,013)     575,279
       Accrued Interest Receivable                                  (6,196)      (2,446)
       Inventories                                                (279,603)      92,617
       Refundable Income Taxes                                      59,350      (62,763)
       Prepaid Expenses                                              4,823        5,961
       Deferred Tax Asset                                          (38,900)     (47,600)
       Intangible Assets                                               -0-      (44,871)
         Increase (Decrease) In:
       Accounts Payable                                            564,034      (99,390)
       Accrued Expenses                                             70,112      (44,565)
       Deferred Taxes                                               22,900        6,300
                                                                 ---------    ---------
       Net Cash Provided By (Used For) Continuing Operations       (64,049)     352,493
                                                                 ---------    ---------
       Net Cash Provided By (Used For) Discontinued Operations         -0-         (610)
                                                                 ---------    ---------
     Net Cash Provided By (Used) For Operating Activities          (64,049)     351,883
                                                                 ---------    ---------
Cash Flows From Investing Activities
    Equipment Purchases                                           (162,543)     (72,679)
    Proceeds From Sale of Assets                                    36,500       95,109
    Proceeds From Notes Receivable                                 174,375       96,113
    Payments For Notes Receivable                                  (38,504)    (264,315)
    Investment in Joint Ventures                                       -0-         (357)
                                                                 ---------    ---------
         Net Cash Provided By (Used For) Investing Activities        9,828     (146,129)
                                                                 ---------    ---------
Cash Flows From Financing Activities
    Proceeds From Debt                                             287,685      110,000
    Principal Payments on Debt                                    (199,606)    (401,366)
                                                                 ---------    ---------
     Net Cash Provided By (Used For) Financing Activities           88,079     (291,366)
                                                                 ---------    ---------

Increase (Decrease) in Cash                                         33,858      (85,612)
Balance, September 1                                                49,916      135,528
                                                                 ---------    ---------
Balance, August 31                                               $  83,774    $  49,916
                                                                 =========    =========


The accompanying notes are an integral part of the financial statements.

=======================================================================================

                                          -18-

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 1.   Summary of Significant Accounting Policies
----------------------------------------------------


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

     C. Concentration of Credit Risk - Substantially all of the accounts receivable are from three major customers from its tubing segment and three major customers from its seat track segment, which potentially subjects the Company to concentration of credit risk. All receivables are due within thirty days and are unsecured. It is the Company's policy not to require collateral.

     D. Revenues - The Company recognizes revenue from automotive tubes and seat tracks upon shipment.

     E. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

     F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from three to forty years. Depreciation charged to operations was $257,412 and $275,516 for the years ended August 31, 2004 and 2003, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

     G. Inventories - Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) basis. Inventory classifications as of August 31, 2004 and 2003 consisted of the following:


                                                 2004               2003
                                            ---------          ---------
                        Raw Material        $ 436,171          $ 320,464
                        Work in Process       168,526            136,435
                        Finished Goods        282,611            150,806
                                            ---------          ---------
                                            $ 887,308          $ 607,705
                                            ---------          ---------

     H. In accordance with SFAS No. 144, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the years ended August 31, 2004 and 2003.

================================================================================

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                        August 31, 2004 and 2003


Note 1.  Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

     I. Major Suppliers - At August 31, 2004 and 2003 59% and 50%, respectively of the accounts payable - trade was to five major suppliers of aluminum and steel tubing. The Company believes there is no potential risk pertaining to the major suppliers.

          At August 31, 2004 and 2003, 63% and 69%, respectively of the accounts payable - trade was to five major suppliers of seat track components.

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

     L. Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, line of credit and long-term debt. The carrying value of these instruments approximates their estimated fair value.

     M. New Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entitles - an interpretation of ARB No. 51". This interpretation addresses the consolidation of variable interest entities ("VIEs") and its intent is to achieve greater consistency and comparability of reporting between business enterprises. It defines the characteristics of a business enterprise that qualifies as a primary beneficiary of a variable interest entity. In December 2003, the FASB issued a modification to FIN 46, titled FIN 46R. FIN 46R delayed the effective date for certain entitles and also provided technical clarifications related to implementation issues. In summary, a primary beneficiary is a business enterprise that is subject to the majority of the risk of loss from the VIE, entitled to receive a majority of the VIE's residual returns, or both.

          The Company is required to adopt FIN No. 46 by no later than the beginning of the first period beginning after December 15, 2004. FIN No. 46 also requires certain disclosures in financial statements regardless of the date on which the VIE was created if it is reasonably possible that the business enterprises will be required to disclose the activity of the VIE once the interpretation becomes effective. The Company adopted FIN No. 46 on September 1, 2003 and determined that it did not have an impact to its financial statements.

          In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement clarifies and defines how certain financial instruments that have both the characteristics of liabilities and equity be accounted for. Many of these instruments that were previously classified as equity will now be recorded as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be adopted for financial statements issued after June 15, 2003. As of December 31, 2003, the Company has not identified any financial instruments that fall within the scope of SFAS No 150, thus the adoption of SFAS No. 150 does not have a material impact on the accompanying financial statements or results of operations.

          In December 2003, the Securities and Exchange Commission issued SAB No. 104 "Revenue Recognition". This SAB revises or rescinds certain portions of interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. These changes make SAB 104 guidance consistent with current accounting regulations promulgated under U.S. generally accepted accounting principles. The adoption of SAB No. 104 did not have a material impact on the accompanying financial statements or results of operations.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 2.   Prepaid Expenses

     The following is a detail of the prepaid expenses as of August 31, 2004 and 2003:

                                                          2004              2003
                                                     ---------        ----------
          Prepaid Insurance                          $  39,579        $   43,524
          Prepaid Taxes                                  7,036             7,914
                                                     ---------        ----------
              Total Prepaid Expenses                 $  46,615        $   51,438
                                                     =========        ==========

Note 3.   Property and Equipment

     The major components of property and equipment are as follows:

                                                           2004             2003
                                                     ----------       ----------
          Land                                       $   24,847       $   24,847
          Land Improvements                              19,158           19,158
          Buildings and Improvements                  1,506,910        1,496,910
          Machinery and Equipment                     2,366,070        2,258,788
          Furniture and Fixtures                        170,655          164,061
          Transportation Equipment                       65,829          117,391
          Obligations Under Capital Leases              208,133          134,898
                                                     ----------       ----------
                                                      4,361,602        4,216,053
          Less:  Accumulated Depreciation             2,747,338        2,551,260
                                                     ----------       ----------
          Net Property and Equipment                 $1,614,264       $1,664,793
                                                     ==========       ==========

Note 4.   Intangible Assets

     Intangible assets at August 31, 2004 and 2003 consisted of the following:

                                       Amortization
              Amortized Intangibles    Period             2004              2003
              Goodwill                 ------------- ----------       ----------
                                       7 Years       $   14,000       $   14,000


              Accumulated Amortization                    9,352            9,352
                                                     ----------       ----------
              Balance, net                                4,648            4,648

              Unamortized Pension Benefit
              Obligation From Transition And
              Prior Service Cost (See Note 13)           66,861           56,313
                                                     ----------       ----------
                                                     $   71,509       $   60,961
                                                     ==========       ==========

Amortization expenses on goodwill for the years end August 31, 2004 and 2003 was $-0- and $-0-, respectively.

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No 142, "Goodwill and Other Intangible Assets" (SFAS 142) Under SFAS 142, the Company's goodwill is deemed to have an indefinite useful life; therefore, the Company ceased amortization effective September 1, 2002. The Company determined that the carrying amount of its goodwill did not exceed its fair market and that no impairment loss on its goodwill has been realized during the years ended August 31, 2004 and 2003.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 5.  Accrued Expenses

     The following is a detail of the current accrued expenses as of August 31, 2004 and 2003.

                                                       2004                 2003
                                                  ---------            ---------
     Accrued Insurance                            $  26,440            $  21,381
     Accrued Interest - Other                         4,609                3,622
     Accrued Interest - Related Parties              86,386               83,164
     Accrued Payroll                                 90,880               59,959
     Accrued and Withheld Payroll Taxes              32,207               15,902
     Accrued Pension Benefit Cost                    44,556               53,165
     Accrued Minimum Pension Liability               98,134               56,313
     Accrued Professional Fees                       27,100               27,300
     Accrued Taxes - Other                           44,340               21,913
                                                  ---------            ---------

     Total Current Accrued Expenses               $ 454,652            $ 342,719
                                                  =========            =========



Note 6.  Notes Receivable

                                                       2004                 2003
                                                  ---------            ---------

     Notes receivable from related companies,
     through common ownership at 6% per
     annum.  The notes are unsecured and due
     on demand.                                   $  26,084            $ 164,692

     Non-interest bearing note receivable
     from a joint venture partner. The
     Note is unsecured and due on demand.               399                3,224

     Non-interest  bearing note receivable
     from an unrelated entity.  The note is
     unsecured on due no later than
     December 31, 2004.                              61,581                  -0-

     Non-interest  bearing note receivable
     from a joint venture  partner,  net of
     $28,858 of loss joint venture allocated
     against loan - See Note 18. The
     Note is unsecured and due on demand.               -0-               37,024
                                                  ---------            ---------
                                                  $  88,064            $ 204,940
                                                  =========            =========



                                                                             KNUSAGA CORPORATION AND SUBSIDIARY
                                                                               DBA HYDRAULIC TUBES AND FITTINGS
                                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================================================


                                                                                       August 31, 2004 and 2003


Note 7.  Notes Payable and Obligations Under Capital Leases

     Notes payable and obligations under capital leases consist of the following:
                                                                                             2004          2003
                                                                                       ----------    ----------
A. Notes payable - directors, officers, shareholders and their affiliates, bearing interest at 12% per annum. The notes are payable on demand and are
unsecured.                                                                             $   26,850    $   26,850

B. $600,000 Line of Credit - Bank, interest payable in monthly installments at the lender's prime rate plus 1%. Principal is due September 1, 2004. Note is secured by all the assets of the Company. The interest rate at August 31, 2004
was 5.5%.                                                                                 599,761       354,761

C. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,708 through April, 2009 including interest at 14.65%. Secured by the
machinery.                                                                                 68,126           -0-

D. Obligation Under Capital Lease - machinery, payable in monthly installments of $1,282 through May, 2004 including interest at 7.88%. Secured by the
machinery.                                                                                    -0-        11,189

E. Loan Payable - Bank, payable in monthly installments of $16,546 including, interest at 3.25% above Libor, through May 2006. The note is secured by all the
assets of the Company. The interest rate at August 31, 2004 was 5.35%.                    301,116       478,066

F. Note Payable - Finance Company, payable in monthly installments of $578 with
no interest through September, 2008. Secured by transportation equipment.                  28,327           -0-

G. Note Payable - Employee, payable on demand with no interest. The note is
unsecured.                                                                                  8,000           -0-
                                                                                        ---------     ---------
    Total                                                                               1,032,180       870,866
 Amounts due within one year                                                              839,789       570,007

                                                                                       $  192,391    $  300,859


     The debt and capital lease maturities for the next five years are as follows:

                   August 31, 2005                               $  839,789
                   August 31, 2006                                  134,078
                   August 31, 2007                                   21,991
                   August 31, 2008                                   24,351
                   August 31, 2009                                   11,971
                                                                 ----------
                                                                 $1,032,180
                                                                 ==========

     Interest expense for the years ended August 31, 2004 and 2003 totaled
$49,993 and $73,214, respectively.

     Interest expense on obligations under capital leases for the years ended
     August 31, 2004 and 2003 was $4,059 and $1,460, respectively. Depreciation expense of equipment held under capital leases for the years ended August
     31, 2004 and 2003 was $6,752 and $4,311, respectively.


Note 8.  Loan Covenants

     Under the terms of the loan agreement with the bank the Company must maintain certain restrictive financial covenants, including: 1) maintaining certain minimum levels of tangible net worth; 2) maintaining a debt leverage ratio and 3) maintaining a debt service coverage ratio. As of August 31, 2004, the Company was not in compliance with its covenants.

                                      -23-

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 9.  Per Share Computation

     Earnings per share have been calculated based on the weighted average number of shares outstanding. The weighted average number of shares used in computing net income per share was 10,862,773 and 7,205,310 for the years ended August 31, 2004 and 2003, respectively.

Note 10.  Income Taxes

     The provision for income taxes consists of the following components:

                                                            2004           2003
                                                       ---------      ---------
      Current:
            Current Due (Refundable)                   $    (245)     $ (59,658)
            Deferred                                     (16,000)       (41,300)
                                                       ---------      ---------
                     Net Tax Expense (Benefit)         $ (16,245)     $(100,958)
                                                       =========      =========

     Differences between income taxes calculated using federal statutory income tax rate of 34% and the provision for income taxes were as follows:

                                                            2004           2003
                                                       ---------      ---------
      Income (Loss) Before Income Taxes                $(331,689)     $(364,197)
                                                       =========      =========


      Statutory Federal Income Tax                     $(112,774)     $(123,827)
      State Income Tax, Net of Federal Benefit               (83)          (517)
      Foreign Losses Not Benefited                           -0-            610
      (Gain)Losses From Joint Ventures Not Benefited     (16,478)         8,830
      Non-deductible Expenses                              4,729          1,484
      Valuation Allowance on Deferred Tax Asset          108,200            -0-
      Other, Net                                             161         12,462
                                                       ---------      ---------
      Total                                            $ (16,245)     $(100,958)
                                                       =========      =========

     During the year ended August 31, 2003, the Company incurred a net operating loss for federal income tax purposes of $289,979, which it has elected to carry-back to prior years resulting in a tax refund of $58,900.

     As of August 31, 2004, the Company has an unutilized net operating loss carryforwards of $529,104 which will expire as follows:

                   August 31, 2023              $ 95,937
                   August 31, 2024               433,167
                                                --------
                                                $529,104
                                                ========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003



Note 10.  Income Taxes - (Continued)

     Deferred taxes are detailed as follows:

                                                             2004          2003
                                                        ---------     ---------
      Deferred Income Tax Liability - Depreciation      $  86,500     $  63,600
                                                        ---------     ---------
      Deferred Income Tax Assets
      Accrued Expenses                                     13,700        15,000
        Net Operating Loss Carry-forward                  179,900        32,600
      Valuation Allowance                                (108,200)          -0-
                                                        ---------     ---------
      Net Deferred Income Tax Asset                        86,500        47,600
                                                        ---------     ---------
      Net Deferred Income Taxes                         $     -0-     $  16,000
                                                        =========     =========

     The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets will be fully utilized. The value of the deferred tax asset has been reduced due to the uncertainty the company will utilize all of its net operating loss carrforward.

Note 11.  Related Party Transaction

As disclosed in Note 6 to the financial statements, the Company has notes receivable from related entities through common ownership. Amounts owed to the Company as of August 31, 2004 and 2003 totals $26,084 and $164,692, respectively. Accrued interest owed on these notes as of August 31, 2004 and 2003 totaled $8,642 and $2,446. Interest income accrued for the years ended August 31, 2004 and 2003 was $6,196 and $9,299, respectively.

As disclosed in Note 7 to the financial statements, certain directors, officers, shareholders and their affiliates are major creditors of the Company. Amounts due as of August 31, 2004 and 2003 totaled $26,850 and $26,850, respectively. Interest accrued on these notes at August 31, 2004 and 2003 totaled $86,386 and $83,164, respectively. Interest expense accrued for the years ended August 31, 2004 and 2003 was $3,222 and $23,462, respectively. On August 28, 2003, the Company issued common stock in lieu of payment of accrued interest due and related debt.
     See Note 19.

Note 12.  Cash Flow Disclosures

     Interest and income taxes paid during the years ended August 31, 2004 and 2003 were as follows:

                                                      2004                 2003
                                                   --------             --------
      Interest                                     $ 45,784             $ 51,911
                                                   ========             ========
      Income Taxes                                 $ 59,545             $ 64,352
                                                   ========             ========

     Interest income and income taxes received during the years ended August 31, 2004 and 2003 was as follows:

                                                      2004                 2003
                                                   --------             --------
            Interest                               $    -0-             $  6,985
                                                   ========             ========
            Income Taxes                           $ 59,595             $    -0-
                                                   ========             ========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 12.  Cash Flow Disclosures (Continued)

     During the year ended August 31, 2004, the Company acquired equipment under a capital lease in the amount of $73,235.

     During the year ended August 31, 2003, the Company issued 3,687,773 shares of its common stock in lieu of repayment of outstanding notes and accrued interest to certain directors, officers and shareholders amounting to $380,403 and $541,541, respectively.

Note 13.  Defined Benefit Pension Plan

     The Company sponsors a defined benefit pension plan that covers substantially all employees of the Company. The inception of the plan was January 1, 1992, with a fiscal year end of August 31. The plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Company. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Pension expense for the years ended August 31, 2004 and 2003 was $32,528 and $36,479, respectively. Pension contributions accrued to the plan at August 31, 2004 and 2003 were $44,556 and $53,165, respectively. As of August 31, 2004 the defined benefit pension plan is funded in accordance with ERISA.

     The following table sets forth the plan's change in benefit obligation and plan assets, its funded status and amounts recognized in the Company's statement of financial position at August 31, 2004 and 2003.

                                                             2004          2003
                                                        ---------     ---------
      Change in Benefit Obligation:

      Benefit Obligation at Beginning of Year           $ 244,089     $ 278,092
      Service Cost                                         24,296        27,727
      Interest Cost                                        13,968        15,564
      Acturial (Gain) Loss During the Year                 35,371           -0-
      Benefits Paid                                       (18,645)      (77,294)
                                                        ---------     ---------
      Benefit Obligation at End of Year                 $ 299,079     $ 244,089
                                                        =========     =========


      Change in Plan Assets

      Fair Value of Plan Assets at Beginning of Year    $ 134,611     $ 177,558
      Actual Return on Plan Assets                           (714)       (1,871)
      Employer Contributions                               41,137        36,218
      Benefits Paid                                       (18,645)      (77,294)
                                                        ---------     ---------
      Fair Value of Plan Assets at End of Year          $ 156,389     $ 134,611
                                                        =========     =========

     100% of plan assets are invested in short term investments of Lincoln Life Insurance Company.



                                                                     KNUSAGA CORPORATION AND SUBSIDIARY
                                                                       DBA HYDRAULIC TUBES AND FITTINGS
                                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
=======================================================================================================


                                                                               August 31, 2004 and 2003


Note 13.  Defined Benefit Pension Plan - (Continued)

                                                                                    2004           2003
                                                                                --------      ---------
      Funded Status

      Projected benefit obligation for service rendered to date                $ 299,079      $ 244,089
      Plan assets at fair value                                                  156,389        134,611
                                                                               ---------      ---------
      Projected benefit obligation below (in excess of) plan assets              142,690        109,478
      Unrecognized net gain from past experience different from that
      assumed and effect of changes in assumptions                               (31.273)        14,265
      Prior service cost not yet recognized in net periodic pension cost         (41,792)       (44,115)
      Unrecognized net obligation at date of initial application of FAS-87       (25,069)       (26,463)
                                                                               ---------      ---------
      (Prepaid) accrued cost                                                   $  44,556      $  53,165
                                                                               =========      =========
      Minimum Pension Liability:

      Projected benefit obligation below (in excess of) plan assets            $ 142,690      $ 109,478
      Accrued Benefit Cost                                                       (44,556)       (53,165)
                                                                               ---------      ---------
        Additional Minimum Pension Liability                                   $  98,134      $  56,313
                                                                               =========      =========
      Intangible Assets:
      Unrecognized obligation from transition                                  $  25,069      $  26,463
      Unrecognized prior service cost                                             41,792         44,115
                                                                               ---------      ---------

      Maximum Intangible Asset                                                 $  66,861      $  70,578
                                                                               =========      =========

      Actual Intangible Asset (Lesser of Maximum
        Intangible Assets or Minimum Pension Liability)                        $  66,861      $  56,313
                                                                               =========      =========

      Amounts Recognized in Statement of Financial Position:

      Accrued Benefit Cost                                                       (44,556)     $ (53,165)
      Accrued Minimum Pension Liability                                          (98,134)       (56,313)
      Intangible Asset                                                            66,861         56,313
      Accumulated Other Comprehensive Income                                      31,273            -0-
                                                                               ---------      ---------
      Net Amount Recognized                                                      (44,556)     $ (53,165)
                                                                               =========      =========

                                                  -27-



                                                                   KNUSAGA CORPORATION AND SUBSIDIARY
                                                                     DBA HYDRAULIC TUBES AND FITTINGS
                                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
=====================================================================================================


                                                                             August 31, 2004 and 2003


Note 13.  Defined Benefit Pension Plan - (Continued)

                                                                                   2004          2003
                                                                                -------       -------
      Weighted -Average Assumptions as of August 31:
      Discount Rate                                                                6.0%          6.5%
      Expected Return on Plan Assets                                               7.0%          7.0%
                                                                                -------       -------

      Net pension cost for 2004 and 2003 includes the following components:
          Service cost - benefits earned during the period                      $24,296       $27,727
          Interest cost on projected benefit obligation                          13,968        15,564
          Expected return on plan assets                                         (9,453)      (10,529)
             Amortization of Actuarial Gains and Net Transition Asset             3,717         3,717
                                                                                -------       -------
      Net periodic pension costs                                                $32,528       $36,479
                                                                                =======       =======


Benefits expected to be paid in each of the next five years and in aggregate for the five fiscal years thereafter is as follows:

                    August 31, 2005                   $ 25,000
                    August 31, 2006                    325,000
                    August 31, 2007                        -0-
                    August 31, 2008                        -0-
                    August 31, 2009                        -0-
                    August 31, 2010 through 1014           -0-
                                                      --------
                                                      $350,000
                                                      ========


                        Note 14. 401K Profit Sharing Plan

     The Company sponsors a 401K profit sharing plan that covers all employees of the Company. The plan allows eligible employees to withhold amounts from their pay on a pre-tax basis and invest in self directed investment accounts. The company has no obligation to make any contributions to the plan.


Note 15.  Foreign Subsidiary

     In March 1999, the Company established HTF, Ltd., a new subsidiary, located in St. Thomas, Ontario, Canada. HTF, Ltd. services a major customer by arranging various automotive tubing parts in a specific order as requested by its customers. The parts used are manufactured and sold by KnuSaga
     Corporation, its parent corporation. During the year ended August 31, 2002, HTF, Ltd. closed its plant in St. Thomas and ceased operations (See Note
     20).

                                      -28-



                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 16.  Lease Obligation
--------------------------

     The Company leases a facility in Imlay City, Michigan for its seat track operations. The lease requires minimum monthly payments of $4,200, in addition to property taxes, insurance and maintenance. The lease expires
     January, 2006.

Total rents paid during the years ended August 31, 2004 and 2003 were $51,074 and $47,478, respectively.

Future minimum lease obligations under all operating leases are as follows:

                   August 31, 2005              $ 50,400
                   August 31, 2006                21,000
                   August 31, 2007                   -0-
                   August 31, 2008                   -0-
                   August 31, 2009                   -0-
                                                --------
                                                $ 71,400
                                                ========

Note 17.  Segmental Data
------------------------

     The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Below is summarized segmental data for the years ended August 31, 2004 and 2003.

                                              Tubing                          Seat Track                    Total
                                       2004            2003              2004            2002          2004           2003
                                 -----------------------------------------------------------------------------------------
External Revenue                  4,838,512       3,766,487         1,390,827       1,535,355     6,229,339      5,301,842
Intersegment Revenue                  2,082             -0-            22,093          14,655        24,175         14,655
Interest Revenue                      6,196           9,431               -0-             -0-         6,196          9,431
Interest Expense                     49,993          73,214               -0-             -0-        49,993         73,214
Depreciation and Amortization       195,434         219,857            61,978          55,659       257,412        275,516
Profit (Loss)                      (454,386)       (534,267)           97,376         170,679      (357,010)      (363,588)
Total Assets                      3,663,587       3,043,148           366,217         498,513     4,029,804      3,541,661
Expenditures for Long-Lived         231,939          12,029            64,787          60,650       296,426         72,679
Assets
Loss from Discontinued                  -0-            (610)              -0-             -0-           -0-           (610)
Operations

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

     During the years ended August 31, 2004 and 2003, three and two customers accounted for 76% and 74%, respectively, of the Company's tubing segment net sales. One customer accounted for 64% and 62%, respectively, of net sales.

     During the years ended August 31, 2004 and 2003, three customers accounted for 86% and 83%, respectively, of the Company's seat track segment net sales.

                                      -29-

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 18.  Investment in Other Entities

A. In October 2000, the Company entered into a joint venture (Modular Tubes Systems S.A. de C.V., a Mexico Corporation) (MTS) with an unrelated entity in Mexico City, Mexico. The joint venture will manufacture automotive tubing primarily for Ford Motor Company. The Company owns 50% of the joint venture. During the years ended August 31, 2004 and 2003, the Company invested $-0- and $-0-, respectively. The Company accounts for its investment in MTS using the equity method of accounting. A summary of financial information for MTS is as follows:


                                                 2004               2003
                                            ---------          ---------
     Current Assets                         $ 126,351          $   4,202
     Noncurrent Assets                        162,792            172,957
                                            ---------          ---------
         Total Assets                         289,143            177,159
                                            ---------          ---------
     Current Liabilities                       49,238                470
     Noncurrent Liabilities                       -0-                -0-
                                            ---------          ---------
         Total Liabilities                     49,238                470
                                            ---------          ---------
     Shareholders' Equity                   $ 239,905            176,689
                                            =========          =========
     Company's Equity Investment            $ 128,914          $ 103,592
                                            =========          =========

     Revenues                               $ 108,232          $     -0-
     Operating Expenses                        12,488                 66
                                            ---------          ---------

     Operating Income                       $  95,744          $     (66)
                                            =========          =========
     Operating Cash Flow                    $ (11,863)         $     (66)
                                            =========          =========
     Net Income Available
        to members                          $  63,312          $     (66)
                                            =========          =========
     Company's Equity Income                $  31,656          $     (33)
                                            =========          =========


B. In May 2001, the Company formed a limited liability company (Sport Vehicles, LLC, a Michigan limited liability company) (SV), with the Company's president. SV manufactures kits used to modify motorcycles into Indy-style three-wheel vehicles. During the years ended August 31, 2004 and 2003, the company contributed $-0- in cash and materials. The Company has a 33% ownership. The Company accounts for its investment in SV using the equity method of accounting. A summary of financial information for SV is as follows:

                                                 2004               2003
                                            ---------          ---------
     Current Assets                         $  15,304          $  18,755
     Noncurrent Assets                            -0-                -0-
                                            ---------          ---------
         Total Assets                          15,304             18,755
                                            ---------          ---------
     Current Liabilities                        1,399              3,646
     Noncurrent Liabilities                       -0-                -0-
                                            ---------          ---------
         Total Liabilities                      1,399              3,646
                                            ---------          ---------
     Partners' Capital                         13,905          $  15,109
                                            =========          =========
     Company's Equity Investment            $   6,367          $   6,764
                                            =========          =========

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003

Note 18.  Investment in Other Entities (Continued)

                                                2004               2003
                                            --------           --------
     Revenues                               $ 47,675           $ 21,340
     Cost of Goods Sold                       34,267             31,325
                                            --------           --------
         Gross Profit                         13,408             (9,985)
                                            --------           --------
     Operating Loss                         $ (1,203)          $(16,277)
                                            ========           ========
     Operating Cash Flow                    $    260           $  1,151
                                            ========           ========
     Net Loss Available
        to members                          $ (1,203)          $(16,277)
                                            ========           ========
     Company's Equity Loss                  $   (397)          $ (5,372)
                                            ========           ========

C. During the year ended August 31, 2003, the Company entered into a joint venture (Invisiguard, LLC, a Michigan limited liability company) (IVG) with an unrelated entity. IVG is testing and marketing a laminated glass product to be used in automobiles. The glass is a high intrusion projection glass which is harder to shatter compared to traditional tempered glass windows. The company has an exclusive distributor agreement with its supplier for a major automotive manufacturer. During the years ended August 31, 2004 and 2003, the company contributed $490 and $-0- in cash. In addition, the Company also loaned $25,562 and $65,881, respectively, to IVG. The Company had a 49% ownership. During the year ended August 31, 2004, the Company sold its interest in IVG and settled the amounts loaned for a total of $81,580. As of August 31, 2004, $61,580 is still outstanding and is due no later then December 31, 2004. . The Company accounts for its investment in IVG using the equity method of accounting. A summary of financial information for IVG is as follows:

                                                2004               2003
                                            --------           --------
     Current Assets                                            $  6,922
     Noncurrent Assets                                              -0-
                                            --------           --------
         Total Assets                                             6,922
                                            --------           --------
     Current Liabilities                                         66,325
     Noncurrent Liabilities                                         -0-
                                            --------           --------
         Total Liabilities                                       66,325

     Partners' Capital (Deficit)                               $(59,403)
                                            ========           ========
     Company's Equity Investment               N/A             $    -0-
                                            ========           ========

     Revenues                                                  $    -0-
     Cost of Goods Sold                                             -0-
                                            --------           --------
         Gross Profit                                               -0-
                                            ========           ========
     Operating Loss                              N/A           $(59,893)
                                            ========           ========
     Operating Cash Flow                         N/A           $(65,881)
                                            ========           ========
     Net Loss Available
        to members                               N/A           $(59,893)
                                            ========           ========
     Company's Equity Loss                       N/A           $(29,348)
                                            ========           ========

During the year ended August 31, 2004, the Company recognized a gain of $18,995 on the sale of its interest in IVG and settlement of notes receivable.

During the year ended August 31, 2003, the Company recognized $28,858 of its equity loss from IVG against its note receivable. See Note 6.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 19.  Conversion of Shareholder Debt to Stock

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

In finalizing the exchange of stock, not all shareholders agreed to convert all their debt and accrued interest to stock. As of August 31, 2004 and 2003, the Company still owed $26,850 of debt and $86,386 and $83,164 of accrued interest, respectively.

Note 20.  Discontinued Operations

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

Information relating to the discontinued operations of HTF, Ltd. for the years ended August 31, 2004 and 2003 is as follows:

                                                    2004            2003
                                                 -------         -------
Sales, net                                       $   -0-         $   -0-
Cost of Sales                                        -0-             -0-
                                                 -------         -------
Gross Profit                                         -0-             -0-
Selling, General and Administrative Expenses         -0-             610
Operating Loss                                       -0-            (610)
                                                 -------         -------
Other Income (Expense)
  Miscellaneous Income                               -0-             -0-
  Loss on Sale of Assets                             -0-             -0-
                                                 -------         -------
     Total Other Income (Expense)                    -0-             -0-
                                                 -------         -------
Operating Income (Loss)                          $   -0-         $  (610)
                                                 =======         =======

     There were no assets and liabilities of the discontinued operations of HTF, Ltd. included in the accompanying consolidated balance sheets as of August 31, 2004 and 2003.

                                              KNUSAGA CORPORATION AND SUBSIDIARY
                                                DBA HYDRAULIC TUBES AND FITTINGS
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                        August 31, 2004 and 2003


Note 21.  Subsequent Events

     In September 2004, the Company's line of credit agreement with the bank was extended to October 25, 2004. The Company is currently working with the bank's work-out group to repay the loan. The bank has not enforced any collection activity.

     During the years ended August 31, 2004 and 2003, the Company incurred net losses of $340,765 and $262,630, respectively, which is attributable to its tubing operations. In September 2004, due to these continued losses, the Company announced to its customers and employees that will be liquidating its tubing operations. Under the Company's plan of liquidation, it will continue production through December 31, 2004 to provide customers time to find new suppliers for its parts. Upon ceasing production, the Company plans to sell its machinery and equipment through an auction and put its real estate up for sale. The Company is also willing to discuss the potential sale of the tubing business with a willing buyer. The Company anticipates that it will realize enough proceeds from the sale of its assets to satisfy all of its obligations.

Note 22.  Going Concern

     Because of the factors discussed in Note 21, as well as the uncertain conditions that the Company faces relative to its plan of liquidation and lagging sales in its seat track operations, it has created an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's successful liquidation or sale of its tubing operations and its ability to increase sales in its seat track operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.