Form 10KSB/A
period 2004-08-31
KNUSAGA CORP
filed 2004-11-29
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

  Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

     11(a)
           Title
            Of                          Name and Address of         Amount and Nature of
           Class                         Beneficial Owner             Beneficial Owner              % of Class
           -----                         ----------------             ----------------              ----------

          Common               James G Musser, Jr (1)                 729,864 shares                    6.7%
           Stock               7475 Pinehurst Circle
                               Birmingham, MI  48010


          Common               Lorraine A Musser  (1)                 722,617 shares                    6.7%
           Stock               7475 Pinehurst Circle
                               Birmingham, MI  48010

          Common               Frieda Applebaum, as trustee of the  2,889,297 shares                   26.6%
           Stock               Beznos Family Irrevocable Trust
                               U/A/D February 2, 1976(2)
                               31731 Northwestern Hwy
                               Farmington Hills, MI  48334

          Common               Mayfair Associates Limited           2,374,711 shares                   21.9%
           Stock               Partnership (3)
                               c/o 31731 Northwestern Hwy
                               Ste 250W
                               Farmington Hills, MI  48334

          Common               Bank One Trust Company, NA (4)         562,402 shares                    5.2%
           Stock               611 Woodward
                               Detroit, MI  48226

          Common               Jerry Luptak                           793,227 shares                    7.3%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

          Common               Harold Beznos                          684,541 shares                    6.3%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

          Common               Paola M Luptak Revocable Trust         552,704 shares                    5.1%
           Stock               c/o 4700 NW Boca Raton Blvd,
                               4th Floor
                               Boca Raton, FL 33431

          Common               Copperfield Associates                 175,000 shares                    1.6%
           Stock               c/o The Beztak Companies
                               31731 Northwestern Highway,
                               Suite 250W
                               Farmington Hills, MI 48334

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