Form 10QSB
period 2004-11-30
KNUSAGA CORP
filed 2005-01-13
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended November 30, 2004

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



RESULTS OF OPERATIONS

The Registrant's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The tubing business segment services the heavy truck market and the seat track business segment services the recreational vehicle market. The Registrant ceased operation of the tubing segment on November 23, 2004. The equipment associated with this segment has been sold. The building associated with this segment has been listed for sale.
The seat track segment is unaffected and continues to operate out of the Registrant's other leased facility. The Statements of Income and Cash Flow for November 30, 2003 have been restated reflecting the discontinued operations.

Sales for the discontinued tubing segment increased 35.7% in the first quarter of the fiscal year ending August 31, 2005 to $1,429,095 from $1,052,947 in the year ago period. This was due to increased production of the Heavy Truck
Industry. Income for the discontinued truck segment for the period ending
November 30, 2004 was $47,168 compared to a loss of $34,613 in the year ago period. This was a result of a gain of $281,866 on the sale of equipment used by the tube segment offset by a loss of $232,998 for the discontinued operations.

The seat track segment sales decreased 56.7% in the quarter ending November 30, 2004 to $238,840 from $551,596 in the year ago period. This was a result of the loss of a major customer compared to the year ago period. As a result of the sales decline the seat track segment experienced a loss of $5,385 in the quarter from a profit of $74,321 in the year ago period.

Below is summarized segmental data for the three months ended November 30, 2004 and 2003.

------------------------ --------------------------------- ----------------------------------- -----------------------------------
                                      Tubing                           Seat Track                            Total
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
                              2004             2003              2004              2003              2004              2003
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
   External
   Revenue
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Intersegment               1,429,095        $1,052,947         $238,840          $551,596         $1,667,935        $1,604,543
   Revenue
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Profit (loss)             $   47,168       ($   34,613)       ($  5,385)         $ 74,321         $   41,783        $   39,708
------------------------ --------------- ----------------- ----------------- ----------------- ----------------- -----------------


LIQUIDITY AND SOURCES OF CAPITAL

The registrant has a $600,000 line of credit with Standard Federal Bank, with interest payable monthly at the Bank's Prime Rate plus 1%. This line of credit is evidenced by a note which is secured by a security interest/mortgage of all of the Registrant's assets. This line of credit is due January 31, 2005. As of November 30, 2003, the outstanding balance was $102,393.30 and the applicable interest was 6.0%.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                                      -2-

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2004



ASSETS                                                         November 30, 2004

CASH                                                              $    26,941
NOTES RECEIVABLE                                                  $    69,504
ACCOUNTS RECEIVABLE                                               $   110,654
ACCOUNTS RECEIVABLE - OTHER                                       $     8,642

INVENTORIES                                                       $   104,693
PREPAID EXPENSE                                                   $     1,867
DEFERRED TAX ASSET                                                $    14,100
CURRENT ASSETS FROM DISCONTINUED OPER                             $ 1,171,825

     TOTAL CURRENT ASSETS                                         $ 1,508,226

NET PROPERTY, PLANT AND EQUIPMENT
CONTINUING OPERATIONS                                             $   118,128
DISCONTINUED OPERATIONS                                           $ 1,095,492
NET PROPERTY AND EQUIPMENT                                        $ 1,213,620

OTHER ASSETS
   DEPOSITS                                                       $    15,050
   INVESTMENT IN JOINT VENTURES                                   $   137,530
   INTANGIBLES                                                    $     4,648
TOTAL OTHER ASSETS                                                $   157,228

     TOTAL ASSETS                                                 $ 2,879,074

LIABILITIES

ACCOUNTS PAYABLE                                                  $    96,583
NOTES PAYABLE                                                     $    32,107
ACCRUED LIABILITIES                                               $    90,706
LIABILITIES DISCONTINUED OPERATIONS                               $   963,955

     TOTAL CURRENT LIABILITIES                                    $ 1,183,351

LONG TERM DEBT, NET OF CURRENT PORTION                            $    21,390
DEFERRED TAXES-CONTINUING OPERATIONS                              $    14,100
DEFERRED TAXES-DISCONTINUED OPERATIONS                            $    15,100

TOTAL LIABILITIES                                                 $ 1,233,941

STOCKHOLDERS EQUITY (DEFICIENCY)

Common Stock, par value $.001 per share authorized                $    10,863
10,862,773 shares issued and outstanding
ADDITIONAL PAID-IN CAPITAL                                        $ 1,552,446
RETAINED EARNINGS                                                 $   143,097
OTHER COMPREHENSIVE LOSS                                         ($    31,273)

     TOTAL STOCKHOLDERS EQUITY                                    $ 1,845,133

     TOTAL LIABILITIES AND                                        $ 2,879,074
     STOCKHOLDERS EQUITY

                               KNUSAGA CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2004 AND NOVEMBER 30, 2003



                                                            (UNAUDITED)
                                                        THREE MONTHS ENDED

                                                                     RESTATED
                                                    NOVEMBER 30,    NOVEMBER 30,
                                                       2004            2003

NET SALES                                          $    238,840    $    551,596

COST OF GOODS SOLD                                 $    207,939    $    396,600

     GROSS PROFIT                                  $     30,901    $    154,996

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       $     37,986    $     42,389

OTHER INCOME EXPENSE                                          0               0

     INCOME (LOSS) BEFORE TAXES                    ($     7,085)   $    112,607

PROVISION FOR FEDERAL INCOME TAXES                 ($     1,700)   $     38,286

NET INCOME FROM CONTINUING OPERATIONS              ($     5,385)   $     74,321
DISONTINUED OPERATIONS
INCOME FROM DISCONTINED OPER                       ($   232,998)   ($    52,825)
GAIN ON DISPOSAL OF DICONTINUED OPERATIONS         $    281,866               0
INCOME TAX ON DISCONTINUED OPER                    $      1,700    ($    18,212)
NET INCOME FROM DISCONTINUED OPERATIONS
NET INCOME                                         $     47,168    ($    34,613)
                                                   $     41,783    $     39,708

PAR SHARE OF COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

AVERAGE OUTSTANDING SHARES                           10,682,773      10,682,773
EARNINGS PER SHARE                                         .004            .004

                               KNUSAGA CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                               THREE MONTHS ENDED
                     NOVEMBER 30, 2004 AND NOVEMBER 30, 2003



                                                           (UNAUDITED)
                                                       THREE MONTHS ENDED

                                                                    RESTATED
                                                    NOVEMBER 30,   NOVEMBER 30,
                                                        2004           2003
CASH PROVIDED BY (USED FOR) OPERATIONS

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS,        ($  5,385)     $  74,321
EXCHANGE LOSS
NON-CASH EXPENSE INCLUDED IN NET INCOME              $  12,531      $  12,515
     DEPRECIATION

(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                             $  23,645      $  15,887
     INVENTORIES                                     ($  3,782)     ($  6,028)
     PREPAID EXPENSES                                $   2,793      $($3,704)
     OTHER ASSETS                                    ($  8,000)             0

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                                ($ 45,954)     $   5,668
     ACCRUED LIABILITIES                             ($  1,336)     $  37,502

     NET CASH PROVIDED BY (USED FOR)
     CONTINUING OPERATIONS                           ($ 25,488)     $ 136,161
        DISCONTINUED OPERATIONS                      $ 142,257      ($ 10,459)
                                                     ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                $ 116,769      $ 125,702
INVESTING ACTIVITIES
        PROCEEDS FROM SALE OF ASSETS                 $ 640,710              0
       PURCHASE OF PORPERTY AND EQUIPMENT            ($ 23,372)     ($ 16,079)
       INVESTMENTS IN JOINT VENTURES                 ($  2,250)             0
       PAYMENT S FOR NOTES RECEIVABLE                        0      ($ 22,955)
       PROCEEDS FROM NOTES RECEIVABLE                $  18,560              0


FINANCING ACTIVITIES
     PAYMENT OF NOTES                                ($808,250)     ($ 46,953)




INCREASE (DECREASE) IN CASH                          ($ 56,833)     $  39,715
BALANCE AT BEGINNING OF PERIOD                       $  83,774      $  47,061

BALANCE AT END OF PERIOD                             $  26,941      $  86,776

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

(b)  Reports on Form 8-K during the quarter ended November 30, 2004:

     None


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNUSAGA CORPORATION                        KNUSAGA CORPORATION

By:  /s/  James G. Musser                  By:  /s/  Jerry Luptak
   --------------------------                 --------------------------
          James G. Musser                            Jerry Luptak
          Director/President                         Vice President and
          (Principal Executive Officer               Principal Financial Officer
          and Controller)

Dated:    January 14, 2005                 Dated:    January 14, 2005
        --------------------                       --------------------