Form 10QSB
period 2005-02-28
KNUSAGA CORP
filed 2005-04-13
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended February 28, 2005

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

RESULTS OF OPERATIONS

The Registrant's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. The tubing business segment serviced the heavy truck market and the seat track business segment services the recreational vehicle market. The Registrant ceased operation of the tubing segment on December 23, 2005. The equipment associated with this segment has been sold. The building associated with this segment has been listed for sale. The seat track segment is unaffected and continues to operate out of the Registrant's other leased facility. The Statements of Income and Cash Flow for the 2004 periods have been restated reflecting the discontinued operations.

Sales for the discontinued tubing segment decreased 68.8% in the second quarter ending February 28, 2005 to $324,526 from $1,040,025 in the year ago period. This was due to cessation of production on December 23, 2004. Loss for the discontinued truck segment for the period ending February 28, 2005 was $117,781 compared to a loss of $82,885 in the year ago period as a result of the discontinued operations.

The seat track segment sales decreased 8.0% in the quarter ending February 28, 2005 to $241,362 from $262,255 in the year ago period. This was a result of a decline in the Industry's motorhome market during the quarter. There was however an improvement in income for the quarter ending February 28, 2005 to $3,263 from a loss of $8,097 in the year ago period as a result of reduced research and development expenses..

Below is summarized segmental data for the second quarter and six months ended February 28, 2005 and February 29, 2004.

--------------------------------------------------------------------------------
2ND QTR            TUBING               SEAT TRACK                TOTAL
--------------------------------------------------------------------------------
             2005        2004        2005        2004        2005        2004
--------------------------------------------------------------------------------

REVENUE    324,526    1,040,025     241,362    262,255      565,888    1,302,280

--------------------------------------------------------------------------------

PROFIT    (117,781)    (82,885)      3,263     (8,097)     (114,518)   (90,982)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
6 MONTHS         TUBING                SEAT TRACK                TOTAL
--------------------------------------------------------------------------------
            2005        2004        2005       2004        2005        2004
--------------------------------------------------------------------------------

REVENUE  1,753,621   2,092,973     480,202   813,851     2,233,823   2,906,824

--------------------------------------------------------------------------------

PROFIT    (70,613)   (117,499)     (2,122)    66,224     (72,735)    (51,275)

--------------------------------------------------------------------------------

Selling, general and administrative expenses were little changed with an increase of 0.9% in the second quarter ended February 28, 2005, to $39,260 from $37,982 in the year ago period. For the six months ended February 28, 2005, these expenses decreased 3.7% to $77,246 from $80,371 in the year ago period.

LIQUIDITY AND SOURCES OF CAPITAL

The line of credit and the term note with Standard Federal Bank was paid off with the proceeds of the tubing segment's equipment sale.


CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.



                                  KNUSAGA CORPORATION
                               BALANCE SHEET (UNAUDITED)
                        FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                                          RESTATED
                                                       FEBRUARY 28,      FEBRUARY 28,
 ASSETS                                                    2005             2005

CASH                                                       32,561            21,851
NOTES RECEIVABLE                                           44,504           161,053
ACCOUNTS RECEIVABLE                                       145,427           135,987
ACCRUED INTEREST RECEIVABLE                                 8,642             2,446
INVENTORIES                                               136,275           121,261
PREPAID EXPENSES                                            7,172             9,871
DEFERRED TAX ASSET                                         13,500                 0
CURRENT ASSETS FROM DISCONTINUED OPERATIONS               609,293         1,192,280
                                                       ----------        ----------

     TOTAL CURRENT ASSETS                                 997,374         1,644,749
                                                       ----------        ----------

NET PROPERTY AND EQUIPMENT -
         CONTINUING OPERATIONS                            103,986           164,803
NET PROPERTY AND EQUIPMENT -                            1,080,801         1,427,708
                                                       ----------        ----------
         DISCONTINUED OPERATIONS

     NET PROPERTY AND EQUIPMENT                         1,184,787         1,592,511
                                                       ----------        ----------

  DEPOSITS                                                  7,050             7,150
  INVESTMENT IN JOINT VENTURES                            137,530           110,356
  INTANGIBLES                                               4,648             4,648
                                                       ----------        ----------

     TOTAL OTHER ASSETS                                   149,228           122,154
                                                       ----------        ----------

     TOTAL ASSETS                                       2,331,389         3,359,414
                                                       ----------        ----------

LIABILITIES

ACCOUNTS PAYABLE                                           98,934            86,619
NOTES PAYABLE                                              30,373            26,850
ACCRUED LIABILITIES                                        95,545           636,590
                                                       ----------        ----------
LIABILITIES FROM DISCONTINUED OPERATIONS                  526,732           480,895
                                                       ----------        ----------

     TOTAL CURRENT LIABILITIES                            751,584         1,230,954

LONG-TERM DEBT, NET OF CURRENT PORTION                     21,390           213,667

DEFERRED TAXES-CONTINUING OPERATIONS                       13,500             6,900
DEFERRED TAXES-DISCONTINUED OPERATIONS                     14,300             9,100
                                                       ----------        ----------

TOTAL LIABILITIES                                         800,774         1,460,621
                                                       ----------        ----------

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK                                               10,863            10,863
PAID IN CAPITAL                                         1,522,446         1,522,446
RETAINED EARNINGS                                          28,579           365,484
OTHER COMPREHENSIVE LOSS                                  (31,273)                0
                                                       ----------        ----------
     TOTAL STOCKHOLDERS' EQUITY                         1,530,615         1,898,793
                                                       ----------        ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         2,331,389         3,359.414
                                                       ==========        ==========

                                         -4-



                                            KNUSAGA CORPORATION
                                      STATEMENT OF INCOME (UNAUDITED)
                                   FOR THREE AND SIX MONTH PERIOD ENDED
                                  FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                  (UNAUDITED)                       (UNAUDITED)
                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            RESTATED                          RESTATED
                                          FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                             2005             2004             2005             2004

   SALES                                   $ 241,362        $ 262,255        $ 480,202        $ 813,851

   COST OF SALES                           $ 194,839        $ 236,540        $ 402,778        $ 633,140
                                           ---------        ---------        ---------        ---------

   GROSS PROFIT                            $  46,523        $  25,715        $  77,424        $ 180,711

   SGA                                     $  39,260        $  37,982        $  77,246        $  80,371
                                           ---------        ---------

   INCOME FROM OPERATIONS                  $   7,263        ($ 12,267)       $     178        $ 100,340

   OTHER INCOME (EXPENSE)                  $       0        $       0        $       0        $       0
                                           ---------        ---------        ---------        ---------

   INCOME BEFORE TAXES                     $   7,263        ($ 12,267)       $     178        $ 100,340


   PROVISION FOR INCOME TAXES              $   4,000        ($  4,170)       $   2,300        $  34,116
                                           ---------        ---------        ---------        ---------

   INCOME FROM CONTINUING OPERATIONS       $   3,263        ($  8,097)       ($  2,122)       $  66,224
                                           ---------        ---------        ---------        ---------

   DISCONTINUED OPERATIONS                 ($121,781)       ($125,584)       ($354,779)       ($178,409)
   INCOME FROM
   DISCONTINUED OPERATIONS

    GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS                 $       0        $       0        $ 281,866        $       0
                                           ---------        ---------        ---------        ---------
                                           ($121,781)       ($125,584)       ($ 72,913)       ($178,409)

   INCOME TAX ON                           ($  4,000)       ($ 42,699)       ($  2,300)       ($ 60,911)
   DISCONTINUED OPERATIONS                 ---------        ---------        ---------        ---------

   NET INCOME FROM
    DISCONTINUED OPERATIONS                ($117,781)       ($ 82,885)       ($ 70,613)       ($117,498)
                                           ---------        ---------        ---------        ---------

NET INCOME                                 ($114,518)       ($ 90,982)       ($ 72,735)       ($ 51,724)
                                           =========        =========        =========        =========


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

                                                   -5-



                                            KNUSAGA CORPORATION
                                    STATEMENT OF CASH FLOW (UNAUDITED)
                                     THREE AND SIX MONTHS PERIOD ENDED
                                  FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                               (UNAUDITED)             (UNAUDITED)
                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       RESTATED                  RESTATED

                                                          FEBRUARY     FEBRUARY     FEBRUARY     FEBRUARY
                                                          28, 2005     29, 2004     28, 2005     29, 2004

NET INCOME                                               $   3,263    ($  8,097)   ($  2,122)   $  66,224


ADJUSTMENTS TO RECONCILE NET INCOME FROM
CONTINUING OPERATIONS TO CASH PROVIDED BY
OPERATING ACTIVITIES
DEPRECIATION                                             $  12,148    $  12,705    $  24,679    $  25,220
(INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLE                                 ($ 34,773)   $  68,743    ($ 11,128)   $  84,630
     INVENTORIES                                         ($ 31,582)   ($ 10,949)   ($ 35,364)   ($ 16,977)
     PREPAID EXPENSES                                    ($  5,305)   ($    530)   ($  2,512)   ($  4,234)
     OTHER ASSETS                                        $   8,000    $       0    $       0    $       0


DECREASE (INCREASE) IN:
     ACCOUNTS PAYABLE                                    $   2,351    ($ 55,940)   ($ 43,603)   ($ 50,272)
     ACCRUED EXPENSES                                    $   4,839    ($  4,883)   $   3,503    $  32,619
                                                         ---------    ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
OPERATIONS                                               ($ 41,059)   $   1,049    ($ 66,547)   $ 137,210
NET CASH PROVIDED BY (USED IN) DISCONTINUED
OPERATIONS
  NET CASH USED IN OPERATING ACTIVIITES                  $ 130,211    ($ 49,069)   $ 272,468    ($ 59,528)
                                                         ---------    ---------    ---------    ---------

                                                         $  89,152    ($ 48,020)   $ 205,921    $  77,682
                                                                      ---------    ---------    ---------

INVESTING ACTIVITIES
     PROCEEDS FROM SALES OF ASSETS                       $       0    $       0    $ 640,710    $       0
         PURCHASE OF PROPERTY AND EQUIPMENT              $       0    ($ 36,122)   ($ 22,372)   ($ 52,201)
     INVESTMENT IN JOINT VENTURES                        $       0    $       0    ($  2,250)   $       0
     PAYMENTS FOR NOTES RECEIVABLE                       $       0    $  22,955    $       0    $       0
     PROCEEDS FROM NOTES RECEIVABLE                      $  25,000    $  43,887    $  43,560    $  43,887
                                                         ---------    ---------    ---------    ---------

  NET CASH PROVIDED BY INVESTING ACTIVITIES              $  25,000    $  30,720    $ 659,648    ($  8,314)
                                                         ---------    ---------    ---------    ---------
FINANCING ACTIVITIES
     PAYMENT OF NOTES PAYABLE                            ($108,532)   ($ 47,625)   ($916,782)   ($ 94,578)
                                                         ---------    ---------    ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES               ($108,532)   ($ 47,625)   ($916,782)   ($ 94,578)
                                                         ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                          $   5,620    ($ 64,925)   ($ 51,213)   ($ 25,210)

BEGINNING CASH                                           $  26,941    $  86,776    $  83,774    $  47.061
                                                         ---------    ---------    ---------    ---------

ENDING CASH                                              $  32,561    $  21,851    $  32,561    $  21,851
                                                         =========    =========    =========    =========

PER B/S                                                  $  32,561    $  21,851    $  32,561    $  21,851
                                                         =========    =========    =========    =========

                                                   -6-

     PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Notes

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8K

     a) Exhibits.                      Description

        31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            KNUSAGA CORPORATION



                                            By:  /s/  James Musser
                                               --------------------------------
                                                      James Musser
                                                      President, Duly Authorized
                                                      Officer and
                                                      Principal Accounting
                                                      Officer


                                            Dated:    April 13, 2005
                                                  -----------------------------

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

KNUSAGA CORPORATION                        KNUSAGA CORPORATION

By:  /s/  James G. Musser                  By:  /s/  Jerry Luptak
     -----------------------------            --------------------------------
          James G. Musser                            Jerry Luptak
          Director/President                         Vice President and
          (Principal Executive Officer               Principal Financial Officer
          and Controller)

Dated:    April 13, 2005                   Dated:    April 13, 2005
      ----------------------------               -----------------------------