Form 10QSB
period 2005-05-31
KNUSAGA CORP
filed 2005-07-14
CIK 225544

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended May 31, 2005

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

RESULTS OF OPERATIONS

Prior to December 23, 2004 the Registrant's operations were classified into two principal reportable segments that provide different products or services. Separate management of each segment was required because each business unit was subject to different marketing, production and technology strategies. The tubing business segment serviced the heavy truck market and the seat track business segment services the recreational vehicle market. The Registrant ceased operation of the tubing segment on December 23, 2004. The equipment associated with this segment has been sold. The building associated with this segment has been listed for sale. The seat track segment is unaffected and continues to operate out of the Registrant's other leased facility. The Statements of Income and Cash Flow for the 2004 periods have been restated reflecting the discontinued operations.

There was no revenue for the discontinued tubing segment in the quarter ending May 31, 2005 compared to revenue of $1,253,762 in the year ago period. Operating losses increase to $109,673 compared to the year ago period of $89,739. For the nine month period ending May 31, 2005 sales dropped to $1,734,081 compared to $3,346,735 in the year ago period and operating losses increase to $465,352 compared to $321,235 in the year ago period.

Seat track sales were little changed in the quarter ending May 31, 2005 at $272,266 compared to $276,779 in the year ago period. New product development costs caused a loss of $6,847 compared to a profit of $8,704 in the year ago period. For the nine months ending May 31, 2005 sales dropped 31% to $752,468, compared to $1,090,630 in the year ago period. This was the result of a customer that was present in the early part of the 2004 nine month period which was lost to competition in the 2005 period.

There was no significant change in Selling,General and Administrative expenses for either the quarter or nine month period compared to a year ago.

LIQUIDITY AND SOURCES OF CAPITAL

The line of credit and the term note with Standard Federal Bank was paid off with the proceeds of the tubing segment's equipment sale.

CONTINGENT MATTERS

There are no contingencies or consequential uncertainties known that will materially affect the financial information as presented.

                               KNUSAGA CORPORATION
                            BALANCE SHEET (UNAUDITED)
                          MAY 31, 2005 AND MAY 31, 2004


                                                         31-May-05     31-May-04
ASSETS

CASH                                                        14,372         7,743
NOTES RECEIVABLE                                            14,424        92,031
ACCOUNTS RECEIVABLE                                        169,889       131,742
ACCRUED INTEREST RECEIVABLE                                  8,642         2,446
INVENTORIES                                                141,613       112,971
PREPAID EXPENSES                                             4,729        11,347
DEFERRED TAX ASSET                                          10,400             0
CURRENT ASSETS FROM DISCONTINUED OPERATIONS                549,754     1,378,432
TOTAL CURRENT ASSETS                                       913,823     1,736,712

NET PROPERTY AND EQUIPMENT CONTINUING OPERATIONS            89,905       155,749
NET PROPERTY AND EQUIPMENT                               1,066,515     1,502,149
DICONTINUED OPERATIONS
NET PROPERTY AND EQUIPMENT                               1,156,420     1,657,898

DEPOSITS                                                     7,050         7,150
INVESTMENTS IN JOINT VENTURES                              137,530       110,356
INTANGIBLES                                                  4,648         4,648
TOTAL OTHER ASSETS                                         149,228       122,154

TOTAL ASSETS                                             2,219,471     3,516,764


LIABILITIES
ACCOUNTS PAYABLE                                           124,125        87,952
NOTES PAYABLE                                               28,060        33,787
ACCRUED LIABILITIES                                        107,707       642,293
LIABILITIES FROM DISCONTINUED OPERATIONS                   447,746       669,943
TOTAL CURRENT LIABILITIES                                  707,638     1,443,975

LONG TERM DEBT                                              78,266       251,991
DEFERRED TAXES CONTINUING OPER                              10,400         6,900
DEFERRED TAXES DISCONTINUED OPER                            13,500         9,100
TOTAL LIABILITIES                                          809,804     1,701,966

STOCKHOLDER EQUITY
COMMON STOCK                                                10,863        10,863
PAID IN CAPITAL                                          1,522,446     1,522,446
RETAINED EARNINGS                                          (92,369)      281,489
OTHER COMPREHENSIVE LOSS                                   (31,273)            0

TOTAL SHAREHOLDER EQUITY                                 1,409,667     1,814,798

TOTAL LIABILITIES & SHAREHOLDER EQUITY                   2,219,471     3,516,764



                                       KNUSAGA CORPORATION
                                 STATEMENT OF INCOME (UNAUDITED)
                                        FOR MONTHS ENDED
                                  MAY 31, 2005 AND MAY 31, 2004



                                              3 MONTHS ENDED                9 MONTHS ENDED
                                          5/31/05        5/31/04        5/31/05        5/31/04
NET SALES                                 272,266        276,779        752,468      1,090,630
COST OF GOODS SOLD                        243,792        229,377        646,570        862,517
GROSS PROFIT                               28,474         47,402        105,898        228,113

SELLING, GENERAL &                         38,849         38,697        116,095        119,068
ADMINISTRATIVE  EXPENSES
INCOME FROM OPERATIONS                    (10,375)         8,705        (10,197)       109,045
INCOME (LOSS) BEFORE TAXES                (10,375)         8,705        (10,197)       109,045

FED INCOME TAXES                            1,000          2,961          3,300         37,077
INCOME FROM CONTINUING OPERATIONS         (11,375)         5,744        (13,497)        71,968
DISCONTINUED OPERATIONS
INCOME FROM                              (110,573)      (142,826)      (465,352)      (321,235)
DISCONTINUED OPERATIONS
GAIN ON DISPOSAL OF DISCONTINUED                0          7,385        281,866          7,385
OPERATIONS
INCOME TAX ON                              (1,000)       (45,702)        (3,300)      (106,613)
DISCONTINUED OPERATIONS
NET INCOME DISCONTINUED
OPERATIONS                               (109,573)       (89,739)      (180,186)      (207,237)

NET INCOME                               (120,948)       (83,993)      (193,683)      (135,269)

AVERAGE SHARES                         10,862,773     10,862,773     10,862,773     10,862,773
OUTSTANDING
EARNINGS PER SHARE                          (.011)         (.008)         (.018)         (.012)


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

                                               -4-



                                  KNUSAGA CORPORATION
                          STATEMENT OF CASH FLOW (UNAUDITED)
                                   FOR MONTHS ENDED
                             MAY 31, 2005 AND MAY 31, 2004



                                             3 MONTHS ENDED         9 MONTHS ENDED
                                         5/31/05      5/31/04     5/31/05    5/31/04
NET INCOME                               (11,375       5,744     (13,497)     71,968
ADJUSTMENTS TO RECONCILE NET INCOME
FROM CONTINUING OPERATIONS TO CASH
PROVIDED BY OPERATING ACTIVITIES
DEPRECIATION                              12,546      12,721      37,225      37,941
(INCREASE)DECEASE IN:
ACOUNTS RECEIVABLE                       (24,462)      4,245     (35,590)     88,875
INVENTORIES                               (5,338)      8,290     (40,702)     (8,687)
PREPAID EXPENSES                           2,443      (1,476)        (69)     (5,710)
OTHER ASSETS                                   0           0           0           0
DECREASE(INCREASE) IN:
ACCOUNTS PAYABLE                          25,191       1,333     (18,412)    (48,939)
ACCRUED EXPENSES                          12,162       5,703      15,665      38,322
NET CASH PROVIDED BY (USED                11,167      36,560     (55,380)    173,770
IN)CONTINUING OPERATIONS
NET CASH PROVIDED BY (USED IN)          (113,999)   (160,948)    158,469    (220,476)
DISCONTINUED OPERATIONS
NET CASH USED IN OPERATING ACTIVITIES   (102,832)   (124,388)    103,089     (46,706)
INVESTING ACTIVITIES
PROCEEDS FROM SALE OF ASSETS                   0      36,500     640,710      36,500
PURCHASE OF PROPERTY AND EQUIPMENT             0     (45,646)    (22,372)    (97,847)
INVESTMENT IN JOINT VENTURES                   0           0      (2,250)          0
PAYMENTS FOR NOTES RECEIVABLE                  0           0           0           0
PROCEEDS FROM NOTES RECEIVABLE            30,080      69,022      73,640     112,909
NET CASH PROVIDED BY INVESTMENT           30,080      59,876     689,728      51,562
ACTIVITIES
FINANCING ACTIVITIES
PAYMENT OF NOTES PAYABLE                  54,563      50,404    (862,219)    (44,174)
NET CASH USED IN FINANCING ACTIVITES      54,563      50,404    (862,219)    (44,174)
NET INCREASE(DECREASE) IN CASH           (18,189)    (14,108)    (69,402)    (39.318)
BEGINNING CASH                            32,561      21,851      83,774      47,061
ENDING CASH                               14,372       7,743      14,372       7,743

                                         -5-

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8K

     a)   Exhibits. Description

          31.1 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNUSAGA CORPORATION                        KNUSAGA CORPORATION

By:  /s/  James G. Musser                  By:  /s/  Jerry Luptak
     ------------------------                 ------------------------
          James G. Musser                            Jerry Luptak
          Director/President                         Vice President and
          (Principal Executive Officer               Principal Financial Officer
          and Controller)

Dated:    July 12, 2005                    Dated:    July 12, 2005
      -----------------------                    ------------------------